Form 10-Q
period 2018-03-31
Surface Oncology, Inc.
filed 2018-05-29
CIK 1718108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number: 001-38459

SURFACE ONCOLOGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-5543980
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Hampshire Street, 8th Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 714-4096

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a small reporting company)	Small reporting company	☐
			Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 25, 2018, the registrant had 27,597,315 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the timing, progress and results of preclinical studies and clinical trials for SRF231 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•

the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug application and Biological Licensing Application filings for, and final U.S. Food and Drug Administration approval of SRF231 and any other future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;
•	our ability to use our understanding of the tumor microenvironment to identify product candidates and to match immunotherapies to select patient subsets;
•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
•	our ability to develop combination therapies, whether on our own or in collaboration with Novartis Institutes for Biomedical Research, Inc., or Novartis, and other third parties;
•	our manufacturing, commercialization and marketing capabilities and strategy;
•	the pricing and reimbursement of SRF231 and other product candidates we may develop, if approved;
•	the rate and degree of market acceptance and clinical utility of SRF231 and other product candidates we may develop;
•	the potential benefits of and our ability to maintain our collaboration with Novartis, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•

our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering SRF231 and other product candidates we may develop, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

•	our competitive position, and developments and projections relating to our competitors and our industry;
•	our expectations related to the use of our existing cash, cash equivalents and marketable securities and the proceeds from this offering and the concurrent private placement;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	the impact of laws and regulations.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

i

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$59,288	$22,455
Marketable securities	34,534	40,854
Restricted cash	85	85
Prepaid expenses and other current assets	7,323	7,936
Total current assets	101,230	71,330
Property and equipment, net	7,072	7,326
Restricted cash	1,000	1,000
Deferred offering costs	2,705	1,784
Other assets	9	14
Total assets	$112,016	$81,454
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,793	$3,215
Accrued expenses and other current liabilities	4,771	9,843
Deferred revenue - related party	12,127	9,837
Deferred rent	485	489
Total current liabilities	24,176	23,384
Deferred revenue - related party, non-current	55,747	72,268
Deferred rent, non-current	4,544	4,599
Total liabilities	84,467	100,251
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (Series A and A-1), $0.0001 par value; 37,100,000 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017; aggregate liquidation preference of $48,600 at March 31, 2018 and December 31, 2017	48,528	48,517
Stockholders’ deficit:
Common stock, $0.0001 par value; 53,000,000 shares authorized at March 31, 2018 and December 31, 2017; 2,767,025 and 2,686,350 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	8,314	6,877
Accumulated other comprehensive loss	(296)	(246)
Accumulated deficit	(28,997)	(73,945)
Total stockholders’ deficit	(20,979)	(67,314)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$112,016	$81,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Collaboration revenue - related party	$45,495	$1,672
Operating expenses:
Research and development	11,090	8,680
General and administrative	3,362	1,546
Total operating expenses	14,452	10,226
Income (loss) from operations	31,043	(8,554)
Interest and other income (expense), net	169	142
Net income (loss) before income taxes	31,212	(8,412)
Provision for income taxes	—	(214)
Net income (loss)	31,212	(8,626)
Accretion of redeemable convertible preferred stock to redemption value	(11)	(10)
Net income attributable to redeemable convertible preferred stockholders	(26,866)	—
Net income (loss) attributable to common stockholders	$4,335	$(8,636)
Net income (loss) per share attributable to common stockholders—basic	$1.59	$(3.60)
Weighted average common shares outstanding—basic and diluted	2,727,606	2,399,265
Net income (loss) per share attributable to common stockholders—diluted	$1.05	$(3.60)
Weighted average common shares outstanding—diluted	4,134,644	2,399,265
Comprehensive income (loss):
Net income (loss)	$31,212	$(8,626)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $0	(50)	93
Comprehensive income (loss)	$31,162	$(8,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (UNAUDITED)

(In thousands, except share amounts)

	Series A and A-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2017	37,100,000	$48,517	2,686,350	—	$6,877	$(246)	$(73,945)	$(67,314)
Issuance of common stock upon exercise of stock options	—	—	80,675	—	157	—	—	157
Stock-based compensation expense	—	—	—	—	1,291	—	—	1,291
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	(11)
Adjustment due to the adoption of ASC 606	—	—	—	—	—	—	13,736	13,736
Unrealized loss on marketable securities	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	—	31,212	31,212
Balances at March 31, 2018	37,100,000	$48,528	2,767,025	$—	$8,314	$(296)	$(28,997)	$(20,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$31,212	$(8,626)
Adjustments to reconcile net income (loss) to net cash provided by (used in) by operating activities:
Depreciation and amortization expense	321	158
Stock-based compensation expense	1,291	503
Net amortization of premiums and discounts on marketable securities	70	164
Realized losses on marketable securities	—	2
Loss on disposal of property and equipment	13	35
Deferred income tax benefit	—	(946)
Changes in operating assets and liabilities:
Amounts due from related party	—	5,000
Prepaid expenses and other current assets	613	(1,016)
Other assets	5	—
Accounts payable	3,693	3,044
Accrued expenses and other current liabilities	(5,653)	(449)
Deferred rent	(59)	315
Deferred revenue - related party	(495)	(1,672)
Net cash provided by (used in) operating activities	31,011	(3,488)
Cash flows from investing activities:
Purchases of property and equipment	(480)	(1,095)
Proceeds from sales or maturities of marketable securities	6,200	14,591
Net cash provided by investing activities	5,720	13,496
Cash flows from financing activities:
Payments of initial public offering costs	(55)	—
Proceeds from exercise of stock options	157	—
Net cash provided by financing activities	102	—
Net increase in cash and cash equivalents and restricted cash	36,833	10,008
Cash and cash equivalents and restricted cash at beginning of period	23,540	11,080
Cash and cash equivalents and restricted cash at end of period	$60,373	$21,088
Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 10)	$14	$61
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$11	$10
Purchases of property and equipment included in accounts payable and accrued expenses	$50	$167
Deferred offering costs included in accounts payable and accrued expenses	$1,450	$—
Reclassification of deposit liability for restricted stock upon vesting of shares	$—	$4
Landlord incentives for construction of leasehold improvements recorded as deferred rent	$—	$1,257

The accompanying notes are an integral part of these financial statements.

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business

Surface Oncology, Inc. (the “Company” or “Surface”) is a clinical-stage immuno-oncology company focused on using its specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment for the development of next-generation cancer therapies. Surface was incorporated in April 2014 under the laws of the State of Delaware.

The Company is subject to risks common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the ability to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

On April 6, 2018, the Company effected a one-for-2.2 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Redeemable Convertible Preferred Stock (see Note 6). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

On April 23, 2018, the Company completed its initial public offering of its common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108,000, or net proceeds of $97,195 after deducting underwriting discounts, commissions and offering expenses.  Concurrent with the initial public offering, the Company issued Novartis Institutes for Biomedical Research, Inc. (Novartis) in a private placement, 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500.

Upon the closing of the Company’s initial public offering on April 23, 2018, all shares of Series A and A-1 redeemable convertible preferred stock (the “Series A Preferred Stock” and “Series A-1 Preferred Stock”, respectively) automatically converted into 16,863,624 shares of common stock.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock and proceeds from a collaboration agreement with Novartis. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2018, the Company had an accumulated deficit of $28,997.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of May 29, 2018, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date that the condensed consolidated financial statements are issued. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

The Company will seek additional funding through public offerings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary, Surface Securities Corporation, a Massachusetts corporation, after elimination of all intercompany accounts and transactions.

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the financial statements included in the Company’s final prospectus for its initial public offering of its common stock filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) of the Securities Act on April 18, 2018, which the Company refers to as the Prospectus, except for the Company’s adoption of the new revenue standard which is discussed below.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of common stock and stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive income (loss) and of cash flows for the three months ended March 31, 2018 and 2017, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ deficit for the three months ended March 31, 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018 and the results of its operations and its cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes related to the three months ended March 31, 2018 and 2017 are also unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year period.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (or FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies how a company identifies promised goods or services and clarifies whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.  ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09, all of which collectively are herein referred to as Revenue ASUs.

The Company adopted the Revenue ASUs effective January 1, 2018 using the modified retrospective method. Under the modified retrospective method, the cumulative effect of adopting the Revenue ASUs is recognized as an adjustment to deferred revenue and accumulated deficit. Under ASC 606, the Company will recognize revenue from its collaboration agreement with Novartis (see Note 5) earlier during the performance period as a result of applying the cost-to-cost method, in contrast to recognizing revenue on a straight-line basis over the estimated ten-year performance period under the previous standard. The following reflects the impact of the cumulative effect of the accounting changes upon the adoption of the Revenue ASUs (in thousands):

Condensed Consolidated Balance Sheets

	December 31, 2017	Cumulative Effect	January 1, 2018
Deferred revenue - related party, current and net of current portions	$82,105	$(13,736)	$68,369
Accumulated deficit	(73,945)	13,736	(60,209)

	March 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Deferred revenue - related party	$12,127	$14,421	$(2,294)
Deferred revenue, net of current portion - related party	55,747	95,060	(39,313)
Accumulated deficit	(28,997)	(56,869)	27,872

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months ended March 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue - related party	$45,495	$17,623	$27,872
Income from operations	31,043	3,171	27,872
Net income	31,212	3,340	27,872
Comprehensive income	31,162	3,290	27,872

Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net income	$31,212	$3,340	$27,872
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred revenue - related party	(495)	27,377	(27,872)

During the three months ended March 31, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018.  As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	As of March 31,
	2018	2017
Cash and cash equivalents	$59,288	$20,003
Restricted cash included in current assets	85	—
Restricted cash included in non-current assets	1,000	1,085
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$60,373	$21,088

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). This guidance is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered “not indexed to an entity’s own stock” and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

3. Marketable Securities

As of March 31, 2018, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. government agency bonds	$7,300	$—	$(35)	$7,265
Corporate bonds	27,530	—	(261)	27,269
	$34,830	$—	$(296)	$34,534

The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	March 31, 2018
	Amortized Cost	Fair Value
Maturing in one year or less	$24,250	$24,125
Maturing after one year but less than two years	10,580	10,409
	$34,830	$34,534

As of December 31, 2017, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. government agency bonds	$7,300	$—	$(38)	$7,262
Corporate bonds	33,800	—	(208)	$33,592
	$41,100	$—	$(246)	$40,854

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2017
	Amortized Cost	Fair Value
Maturing in one year or less	$27,769	$27,672
Maturing after one year but less than two years	13,331	13,182
	$41,100	$40,854

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2018 and December 31, 2017 was $24,125 and $27,672, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of March 31, 2018 and December 31, 2017 was $10,409 and $13,182, respectively. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of March 31, 2018 and December 31, 2017.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,919	$—	$—	$45,919
Marketable securities:
U.S. government agency bonds	—	7,265	—	7,265
Corporate bonds	—	27,269	—	27,269
	$45,919	$34,534	$—	$80,453

	Fair Value Measurements as of December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,409	$—	$—	$17,409
Marketable securities:
U.S. government agency bonds	—	7,262	—	7,262
Corporate bonds	—	33,592	—	33,592
	$17,409	$40,854	$—	$58,263

As of March 31, 2018 and December 31, 2017, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the three months ended March 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

5. Collaboration Agreement with Novartis

Overview

In January 2016, the Company entered into a collaboration agreement with Novartis, which was subsequently amended in May 2016, July 2017 and September 2017 (the “Novartis Collaboration”). Pursuant to the Novartis Collaboration, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73, along with the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) to obtain certain development, manufacturing and commercialization rights. Novartis may exercise up to three purchased Options. Under the Novartis Collaboration, Novartis initially had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73), while the Company would retain the U.S. commercial rights to two of such targets. The Novartis Collaboration is governed by a joint steering committee that will be co-chaired by a chairperson designated by each of the Company and Novartis.

Novartis is a related party because it is a principal stockholder of the Company. In January 2016, the Company entered into the Novartis Collaboration and sold 2,000,000 shares of its Series A-1 preferred stock to Novartis. In addition, concurrent with the initial public offering, the Company issued Novartis Institutes for Biomedical Research, Inc. (Novartis) in a private placement, 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500.

As of March 31, 2018 and December 31, 2017, amounts due to Novartis by the Company totaled $3,437 related to the reimbursement of manufacturing costs incurred by Novartis, which was recorded as a reduction of the total arrangement consideration expected under the Novartis Collaboration and affected the net amount of collaboration revenue-related party recognized in those same periods. During the three months ended March 31, 2018 and 2017, the Company made no cash payments to Novartis related to the Novartis Collaboration.

Research on Targets

Under the Novartis Collaboration, the Company is responsible for performing preclinical research through the first investigational new drug application (“IND”) acceptance on antibodies that bind to CD73 and each Option Target, pursuant to a research plan directed toward each target. The Company is responsible for all costs and expenses incurred by or on its behalf in connection with such research. Novartis also has the right, but not the obligation, to conduct research at its own cost on antibodies that bind to CD73 in accordance with the terms of the Novartis Collaboration.

Development and Commercialization of CD73 Products

Novartis has the sole right to develop and commercialize CD73 antibody candidates and corresponding licensed products worldwide pursuant to a development plan and a commercialization plan, respectively. Novartis is obligated to use commercially reasonable efforts to develop the CD73 antibody candidates and corresponding licensed products, to obtain regulatory approval of such products, including within certain defined markets, and to commercialize such products following regulatory approval. Novartis is responsible for all costs and expenses of such development and commercialization and is obligated to provide the Company with updates on its development and commercialization activities through the joint steering committee, joint development committee and joint commercialization committee.

Option Targets

Prior to filing an IND for an Option Target, Novartis may purchase the Option to obtain certain development, manufacturing and commercialization rights for antibodies that bind to each of the Option Targets. To the extent Novartis does not elect to purchase an Option to an Option Target, the Option for such Option Target will expire and all rights to such Option Target under the Novartis Collaboration will terminate. Novartis may exercise up to a total of three purchased Options. Each exercised Option will be designated as either a regional or global option, with each such designation determining the development and commercialization rights between the parties with respect to such Option Target, corresponding antibody candidates and licensed products, as summarized below. The Company had the ability to designate the first Option as either regional or global and one of the remaining two Options, with Novartis designating the other remaining Option. Following Novartis’ exercise of an Option with respect to an Option Target, the Company will grant to Novartis licenses that are necessary to effectuate the development, manufacturing or commercialization rights associated with a regional or global option, as described below.

In December 2016, Novartis purchased the Option for antibodies that bind to CD47 for $5,000, and as of December 31, 2017, there were three remaining Options that may be purchased by Novartis.  In March 2018, Novartis notified the Company of its decision not to exercise its purchased Option related to CD47. In March 2018, the Company and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Novartis Collaboration. Accordingly, as of March 31, 2018, Novartis had two Options remaining eligible for purchase, each of which can be exercised.

Development and Commercialization of Regional Licensed Products

To the extent an exercised Option is designated as regional, the Company is primarily responsible for the early clinical development of each corresponding regional antibody candidate and regional licensed product at its own cost. Unless the Company chooses to opt out of its development right, it will collaborate with Novartis on the further clinical development of regional antibody candidates and regional licensed products. Pursuant to a regional development plan for each regional licensed product, the Company will be responsible for development activities related to obtaining regulatory approval in the United States, with Novartis responsible for development activities related to obtaining regulatory approval elsewhere in the world. The development costs of such later clinical development activities will be split evenly among the parties. Thereafter, the Company is responsible for the commercialization of regional licensed products in the United States, and Novartis is responsible for the commercialization of regional licensed products outside of the United States, each pursuant to a commercialization plan. Each party must use commercially reasonable efforts to commercialize such products within their respective territories. The Company is obligated to work with Novartis to agree to a global commercialization strategy with respect to the regional licensed products prior to commercialization.

Development and Commercialization of Global Licensed Products

To the extent an exercised Option is designated as global, the Company is primarily responsible for the early clinical development of each global antibody candidate and global licensed product at the Company’s own cost, and Novartis is solely responsible for the later worldwide clinical development of global antibody candidates and global licensed products, pursuant to a development plan for such global licensed product, at its own cost. Novartis is solely responsible for the worldwide commercialization of global licensed products and must use commercially reasonable efforts to commercialize such products, pursuant to a commercialization plan, at its own cost. Novartis agrees to provide the Company with development and commercialization updates regarding global licensed products through the joint steering committee, joint development committee and joint commercialization committee.

Exclusivity

Neither the Company nor Novartis may, alone or with any affiliate or third party, (i) research or develop any antibody that specifically binds to an Option Target for a specified period of time outside of the Novartis Collaboration or (ii) develop or commercialize any antibody that specifically binds to CD73 or any Option Target that subsequently becomes a licensed target for a specified period of time outside the Novartis Collaboration.

Financial Terms

Upon entering into the Novartis Collaboration in January 2016, Novartis made an upfront payment to the Company of $70,000. In addition, Novartis is obligated to pay the Company a fee to the extent it desires to purchase each Option for each Option Target and another fee to exercise such purchased Option, which entitles the Company to an aggregate of up to $67,500 in option purchase and option exercise payments, of which $5,000 had been received as of March 31, 2018. The Company is also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones as well as tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Novartis Collaboration, the maximum aggregate amount of potential option purchase, option exercise and milestone payments the Company was entitled to was up to $1,167,500, of which $80,000 had been received as of March 31, 2018. Such amount of potential option purchase, option exercise and milestone payments assumed that Novartis purchased, and exercised, all of the Options available to it pursuant to the Novartis Collaboration as well as the successful clinical development of and achievement of all sales milestones for all targets covered by the Novartis Collaboration. In March 2018, Novartis notified the Company of its decision not to exercise its Option related to CD47. The Company is required to pay Novartis tiered royalties ranging from high single-digit to mid-teens percentages on annual net sales by the Company of regional licensed products in the United States. The royalty payments are subject to reduction under specified conditions set forth in the Novartis Collaboration.

Termination

Unless terminated earlier, the Novartis Collaboration will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing or commercializing any antibody candidates or licensed products under the Novartis Collaboration. Novartis may terminate the Novartis Collaboration on a target-by-target basis for any reason upon prior notice to the Company within a specified time period. However, Novartis cannot terminate the Novartis Collaboration with respect to CD73 for a certain period of time following the effective date. Either party may terminate the Novartis Collaboration in full, or on a target-by-target basis, if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience, for the Company’s material breach or insolvency, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize certain products.

Revenue Recognition – Collaboration Revenue

On January 1, 2018 the Company adopted ASC 606 under the modified retrospective method. Prior to January 1, 2018 the Company accounted for the collaboration agreement with Novartis under ASC 605-25, Multiple Element Arrangements.

Accounting under ASC 605

The Company determined that the deliverables under the Novartis Collaboration included (i) the worldwide exclusive license to CD73 antibody candidates, which was delivered to Novartis in January 2016 upon entering into the agreement, and (ii) the Company’s research and development and joint steering committee participation obligations under the agreement. The Company also determined that none of these deliverables have standalone value due to the specialized nature of the services to be provided by the Company in connection with the Novartis Collaboration. Therefore, at the inception of the arrangement, the Company concluded that the deliverables were not separable and, accordingly, the Company treated the license and undelivered services as a single unit of accounting and recognized revenue on a straight-line basis over the period that the Company expected to complete its performance obligations under the agreement, which was estimated to be ten years. Accordingly, the Company recognized the upfront payment and milestone payments received over the estimated ten-year period of performance.

In December 2016, Novartis purchased an exclusive option right to antibodies that bind to CD47 for $5,000. At that time, the Company concluded that the license and other obligations underlying the exclusive option right held by Novartis represented separate and additional deliverables that Novartis may receive from the Company in future periods. In December 2017, the Company included $5,000 in deferred revenue for the option purchase payment. In March 2018, Novartis decided not to exercise this option.

Accounting under ASC 606

In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Under ASC 606, the Company recognized revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Under ASC 606, the estimated transaction price will include variable consideration. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. The estimate of the Company’s measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time.

Under ASC 606 the Company accounts for (i) the license it conveyed with respect to CD73 and (ii) its obligations to perform research on CD73 and other specified targets as a single performance obligation under the collaboration agreement with Novartis. Novartis’ right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any purchased option by Novartis, the contract promises associated with an option target would use a separate cost-to-cost model for purposes of revenue recognition under ASC 606.

In February 2018, the Company received an additional milestone payment of $45,000 from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for SRF373. Upon achieving the milestone, the Company concluded this variable consideration associated with this milestone was no longer constrained and included the $45,000 in the transaction price. The Company recognized $23,424 as collaboration revenue – related party in the first quarter of 2018, based on the ratio of actual costs incurred as of the milestone achievement date to the total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Novartis Collaboration. The remaining unrecognized amount of $21,576 is recorded as deferred revenue – related party as of March 31, 2018 and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred under the Novartis Collaboration.

In March 2018, Novartis notified the Company of its decision not to exercise its option related to CD47. The Company recognized the $5,000 exclusive option right payment as collaboration revenue – related party in the first quarter of 2018 because the Company no longer has any remaining performance obligations related to CD47.

In March 2018, the Company and Novartis elected to terminate a specified target under the Novartis Collaboration. Future costs associated with this target were removed from the estimated total costs in the cost to cost model.

For the three months ended March 31, 2018 and 2017, the Company recognized the following totals of collaboration revenue – related party:

	Three Months ended March 31,
	2018	2017
Collaboration revenue - related party	$45,495	$1,672

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	March 31, 2018
Contract Liabilities (1)
Total deferred revenue - related party	$82,105	$45,000	$(59,231)	$67,874
(1)

Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period and cumulative catch-up adjustment recognized upon adoption of ASC 606 on January 1, 2018.

During the three months ended March 31, 2018, the Company recognized $17,071 of revenue related to the amounts included in contract liability balance at the beginning of the period. The aggregate amount of the transaction price allocated to the single performance obligation that are partially unsatisfied was $67,874.

The Company considers the total consideration expected to be earned in the next twelve months for services to be performed as current deferred revenue-related party, and consideration that is expected to be earned subsequent to twelve months from the balance sheet date as noncurrent deferred revenue-related party.

6. Redeemable Convertible Preferred Stock

The Company has issued Series A and Series A-1 preferred stock (together, the “Redeemable Convertible Preferred Stock”). The Redeemable Convertible Preferred Stock is classified outside of stockholders’ deficit because the shares contain redemption features that are not solely within the control of the Company.

Upon the closing of the Company’s initial public offering on April 23, 2018, all shares of the Redeemable Convertible Preferred Stock automatically converted into 16,863,624 shares of common stock.

7. Stockholders’ Deficit

Common Stock

As of March 31, 2018 and December 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 53,000,000 shares of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the Redeemable Convertible Preferred Stock. When dividends are declared on shares of common stock, the Company must declare at the same time a dividend payable to the holders of Redeemable Convertible Preferred Stock equivalent to the dividend amount they would receive if each preferred share were converted into common stock. The Company may not pay dividends to common stockholders until all dividends accrued or declared but unpaid on the Redeemable Convertible Preferred Stock have been paid in full. No dividends have been declared or paid by the Company through March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company had reserved 21,336,774 and 20,703,575 shares, respectively, of common stock for the conversion of the outstanding shares of Redeemable Convertible Preferred Stock, the exercise of outstanding stock options and the number of shares remaining available for future grant under the Company’s 2014 Stock Incentive Plan.

On April 23, 2018, the Company completed its initial public offering of its common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108,000, or net proceeds of $97,195.  Concurrent with the initial public offering, the Company issued Novartis in a private placement, 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500.

8. Stock-Based Awards

2014 Stock Incentive Plan

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, directors and consultants of the Company. The 2014 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of the stock options may not be less than 100% of the fair market value of a share of the Company’s common stock on the date of grant and the term of the stock options may not be greater than ten years.

The total number of shares of common stock that may be issued under the 2014 Plan was 4,489,839 shares as of December 31, 2017. On February 12, 2018, the Company effected an increase in the total number of shares of the Company’s common stock reserved for issuance under the 2014 Plan from 4,489,839 shares to 4,498,930 shares. On March 2, 2018, the Company effected an increase in the total number of shares of the Company’s common stock reserved for issuance under the 2014 Plan from 4,498,930 shares to 5,089,839 shares. On March 9, 2018, the Company effected an increase in the total number of shares of the Company’s common stock reserved for issuance under the 2014 Plan from 5,089,839 shares to 5,203,730 shares.

As of March 31, 2018 and December 31, 2017, there were 83,281 and 733,060 shares, respectively, available for future issuance under the 2014 Plan.

Stock options granted under the 2014 Plan to employees generally vest over four years and expire after ten years.

The exercise price for stock options granted is not less than the fair value of common shares as determined by the board of directors as of the date of grant. The board of directors values the Company’s common stock taking into consideration the most recently available third-party valuation of common shares as well as additional factors, which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2017	3,106,891	$3.68	8.69	$14,361
Granted	1,407,914	11.02
Exercised	(80,675)	1.96
Forfeited	(44,261)	0.40
Outstanding as of March 31, 2018	4,389,869	$6.09	8.92	$29,848

Options exercisable at March 31, 2018	1,108,667	$2.69	7.96	$11,309

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2018 and December 31, 2017 was $7.27 and $3.72, respectively.

As of March 31, 2018 and December 31, 2017, there were outstanding stock options held by non-employees for the purchase of 392,371 and 369,645 shares of common stock, respectively, with service-based vesting conditions.

2018 Stock Option and Incentive Plan

On April 3, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan is 1,545,454, plus the shares of common stock remaining available for issuance under the 2014 Plan, which shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

On April 3, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. A total of 256,818 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock awards in the following expense categories of its statements of operations and comprehensive income (loss):

	Three months ended March 31,
	2018	2017
Research and development expenses	$841	$302
General and administrative expenses	450	201
	$1,291	$503

As of March 31, 2018, the Company had an aggregate of $16,114 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.46 years.

9. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three months ended March 31,
	2018	2017
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$31,212	$(8,626)
Accretion of redeemable convertible preferred stock to redemption value	(11)	(10)
Net income attributable to redeemable convertible preferred stockholders	(26,866)	—
Net income (loss) attributable to common stockholders	$4,335	$(8,636)
Denominator:
Weighted average commons shares outstanding—basic	2,727,606	2,399,265
Net income (loss) per share attributable to common stockholders—basic	$1.59	$(3.60)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$31,212	$(8,626)
Accretion of redeemable convertible preferred stock to redemption value	(11)	(10)
Net income attributable to redeemable convertible preferred stockholders	(26,866)	—
Net income (loss) attributable to common stockholders	$4,335	$(8,636)
Denominator:
Weighted average commons shares outstanding—basic	2,727,606	2,399,265
Dilutive effect of common stock equivalents	1,407,038	—
Weighted average common shares outstanding - diluted	4,134,644	2,399,265
Net income (loss) per share attributable to common stockholders—diluted	$1.05	$(3.60)

Stock options for the purchase of 623,827 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2018 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

There were zero outstanding common stock equivalents that had an anti-dilutive impact on net income per share attributable to common stockholders for the three months ended March 31, 2017.

10. Income Taxes

During the three months ended March 31, 2018, the Company recorded no provision from income taxes for the net income generated in the period because the Company is forecasting a loss for the year ended December 31, 2018.  During the three months ended March 31, 2017, the Company recorded an income tax provision of $214, which was primarily due to the federal and state income tax treatment of the payments received under the Novartis Collaboration.

Prepaid income taxes of $5,357 and $6,513 at March 31, 2018 and December 31, 2017, respectively, were included in the prepaid expenses and other current assets on the condensed consolidated balance sheet and consist primarily of amounts receivable under a refund claim filed with the Internal Revenue Service as well as amounts paid to the Internal Revenue Service that will be applied to future income tax liabilities in 2018.

Our preliminary estimate of the Tax Cuts and Jobs Act of 2017, or TCJA, and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. For the three months ended March 31, 2018, there were no changes to management’s analysis originally performed as of December 31, 2017.

11. Commitments and Contingencies

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

12. Related Party Transactions

Research Agreement with Vaccinex, Inc.

On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the three months ended March 31, 2018, the Company incurred an expense payable to Vaccinex for $69 as a technology access fee upon entering into the agreement. No amounts were due by the Company to Vaccinex as of December 31, 2017.

13. Subsequent Events

For its condensed consolidated financial statements as of March 31, 2018 and for the three months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued.

Reverse Stock Split

On April 6, 2018, the Company effected a one-for-2.2 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Convertible Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Initial Public Offering

On April 23, 2018, the Company completed its initial public offering of its common stock by issuing 7,200,000 shares of common stock, at $15 per share for gross proceeds of $108,000, or net proceeds of $97,195.  Concurrent with the initial public offering, the Company issued Novartis in a private placement, 766,666 shares of its common stock at $15 per share for proceeds of $11,500.

Upon the closing of the Company’s initial public offering on April 23, 2018, all shares of Series A and A-1 redeemable convertible Preferred Stock automatically converted into 16,863,624 shares of common stock.

Lease Amendment

In May 2018, the Company executed an amendment to lease an additional 33,529 square feet for a term of 10 years at 50 Hampshire Street that is intended to support its continued growth. The original lease term was extended to co-terminate with the additional space. The Company will pay annual rent of $71.00 per rentable square foot for the first year, with annual upward adjustments of $1.00 per rentable square foot for the remainder of the term. The additional facility will be ready for occupancy in 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2017 included in our final prospectus for our initial public offering of our common stock filed with the Securities and Exchange Commission or SEC pursuant to Rule 424(b)(4) of the Securities Act on April 19, 2018, which we refer to as the Prospectus.

Overview

We are a clinical-stage immuno-oncology company focused on using our specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment, or the TME, for the development of next-generation cancer therapies. While first-generation immuno-oncology therapies, such as checkpoint inhibitors, are a remarkable therapeutic advancement, we believe most patients do not achieve durable clinical benefit primarily because these therapies focus on only one element of the complex and interconnected immunosuppressive TME. We believe there is a significant opportunity to more broadly engage the body’s immune system in a multi-faceted, coordinated and personalized approach, to meaningfully improve cure rates for patients with a variety of cancers. Our approach is to identify key components within the TME to gain a deep understanding of its biology, leverage this understanding to define optimal therapeutic targets and the patients most likely to benefit and develop novel antibody therapeutics with differentiated biologic activity. By utilizing our specialized knowledge and expertise in immunology, oncology, antibody selection and characterization, and translational research, we have developed a broad pipeline of TME-focused programs that we believe are the next generation of immuno-oncology therapies. In January 2016, we entered into a strategic collaboration with Novartis to leverage our combined expertise and resources to develop novel immunotherapies targeting the TME.

Our lead product candidate, SRF231, targets a protein called cluster of differentiation, or CD, 47. We initiated a Phase 1 clinical trial of SRF231 in February 2018 and expect to report initial clinical results from this trial in the first half of 2019. An Investigational New Drug application, or IND, for our next program, SRF373, which targets CD73, was sponsored and filed by Novartis Institutes for Biomedical Research, Inc. or Novartis, with the U.S. Food and Drug Administration in February 2018, and we anticipate SRF373 entering clinical trials in 2018. SRF373 has been exclusively licensed on a worldwide basis to Novartis. The lead product candidates for our CD39 and interleukin 27, or IL-27, programs, SRF617 and SRF388, respectively, are anticipated to begin IND-enabling studies in 2018.

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including SRF231 and SRF373, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of preferred stock and payments received under a collaboration agreement, or the Collaboration Agreement, with Novartis Institutes for BioMedical Research, Inc., or Novartis. Through March 31, 2018, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $93.8 million.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7.2 million shares of our common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million.  Concurrent with the initial public offering, we issued Novartis in a private placement, 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million.

Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net income was $31.2 million for the three months ended March 31, 2018 and our net loss was $8.6 million for the three months ended March 31, 2017. As of March 31, 2018, we had an accumulated deficit of $29.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially, particularly as we:

•	pursue the clinical development of product candidates;
•	leverage our programs to advance product candidates into preclinical and clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control and scientific personnel;
•

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio;
•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;

•	acquire or in-license other product candidates and technologies; and
•	incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We believe that our existing cash, cash equivalents and marketable securities as of May 29, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so in the near future. All of our revenue to date has been derived from the Collaboration Agreement. If our development efforts for our programs are successful and result in regulatory approval or additional license or collaboration agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from additional collaboration or license agreements that we may enter into with third parties. We expect that our revenue for the next several years will be derived primarily from the Collaboration Agreement as well as any additional collaborations that we may enter into in the future.

Collaboration Agreement with Novartis

In January 2016, we entered into the Collaboration Agreement to develop next-generation cancer therapies. Under the Collaboration Agreement, as amended, we are responsible for performing research on antibodies that bind to CD73 and four other specified targets. We are responsible for all costs and expenses incurred by or on behalf of us in connection with the research. Novartis also has the right, but not the obligation, to conduct research at its own cost on antibodies that bind to CD73 in accordance with the agreement.

Pursuant to the Collaboration Agreement, we granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73, along with the right to purchase exclusive option rights, each an Option, for up to four specified targets, each an Option Target, to obtain certain development, manufacturing and commercialization rights. If Novartis purchases an Option, following receipt of the IND acceptance for a candidate with respect to the applicable Option Target, Novartis will be entitled to exercise the Option for such Option Target. Pursuant to the Collaboration Agreement, Novartis initially had the right to exercise up to three purchased Options. In March 2018, Novartis notified us of its decision to not exercise its previously purchased Option for SRF231, our CD47 product candidate. In March 2018, we and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Collaboration Agreement. As a result, Novartis has two Options remaining eligible for purchase, both of which can be exercised.

At the time we entered into the Collaboration Agreement in January 2016, Novartis made an upfront payment to us of $70.0 million. Under the Collaboration Agreement, Novartis will also pay us a fee to purchase each Option for each Option Target and another fee to exercise an Option. As of March 31, 2018, we had received $5.0 million in option purchase payments and we are currently entitled to an aggregate of up to $67.5 million of potential option purchase and option exercise payments. We are also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones and tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Collaboration Agreement, we are currently entitled to potential option purchase, option exercise and milestone payments aggregating up to $1.17 billion, of which $80.0 million had been received as of March 31, 2018. Such amount of potential option purchase, option exercise and milestone payments assumes that Novartis purchases, and exercises both of the remaining Options available to it pursuant to the Collaboration Agreement as well as the successful clinical development of and achievement of all sales milestones for all targets covered by the Collaboration Agreement. In addition, we are required to pay Novartis tiered royalties on annual net sales by us of regional licensed products in the United States ranging from high single-digit to mid-teens percentages. The royalty payments are subject to reduction under specified conditions set forth in the Collaboration Agreement. In January 2016, Novartis also purchased $13.5 million of our Series A-1 preferred stock. The equity investment was made at fair value, and we determined it to be distinct from the Collaboration Agreement.

Under ASC 606 we account for (i) the license conveyed with respect to CD73 and (ii) our obligations to perform research on CD73 and other specified targets as a single performance obligation under the Collaboration Agreement. We recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion.

In February 2018, we received an additional milestone payment of $45.0 million from Novartis upon Novartis’ receipt of the first final audited GLP toxicology study report for SRF373. Upon achieving the milestone, we concluded this variable consideration was no longer constrained and included this amount in the transaction price. We recognized $23.4 million as collaboration revenue – related party in the first quarter of 2018, based on the ratio of our actual costs incurred as of the milestone achievement date to our total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Collaboration Agreement. The remaining unrecognized amount of $21.6 million is recorded as deferred revenue as of March 31, 2018 and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred by us under the Collaboration Agreement.

In March 2018, Novartis notified us of its decision not to exercise its option related to CD47. We recognized the $5,000 exclusive option right payment as collaboration revenue – related party in the first quarter of 2018 because we no longer have any remaining performance obligations related to CD47. Through March 31, 2018, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments and option purchase payments.

During the three months ended March 31, 2018 and 2017, we recognized revenue of $45.5 million and $1.7 million, respectively, related to the Collaboration Agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses are expensed as incurred and consist of costs incurred for our research activities, including our discovery efforts, and the development of our programs. These expenses include:

•	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
•

expenses incurred in connection with the preclinical development of our programs and clinical trials of our product candidates, including under agreements with third parties, such as consultants and contractors and contract research organizations, or CROs;

•

the cost of manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and contractors and contract manufacturing organizations, or CMOs;

•	laboratory supplies;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies; and
•	third-party license fees.

We do not track our internal research and development expenses on a program-by-program basis as they primarily relate to personnel, early research and consumable costs, which are deployed across multiple projects under development. These costs are included in unallocated research and development expenses in the table below. A portion of our research and development costs are external costs, which we do track on a program-by-program basis.

The following table summarizes our research and development expenses by program:

	Three months ended March 31,
	2018	2017	Change
	(in thousands)
SRF231	$3,725	$3,978	$(253)
SRF373	12	—	12
SRF388	340	504	(164)
SRF617	1,458	402	1,056
Other early-stage programs	843	440	403
Unallocated research and discovery expenses	4,712	3,356	1,356
Total research and development expenses	$11,090	$8,680	$2,410

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase over the next several years as we initiate clinical trials and pursue later stages of development of SRF231 and SRF388, initiate clinical trials for the product candidates we develop and continue to discover and develop additional product candidates.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any of our product candidates that we develop from our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•	successful completion of clinical trials and preclinical studies;
•	sufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;
•	acceptance of INDs for our planned clinical trials or future clinical trials;
•	successful enrollment and completion of clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt of regulatory and marketing approvals from applicable regulatory authorities;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
•	entry into collaborations to further the development of our product candidates;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•	successfully launching commercial sales of our product candidates, if and when approved;
•	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third-party payors;
•	maintaining a continued acceptable safety profile of the product candidates following approval;
•	effectively competing with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors.

A change in the outcome of any of these variables with respect to the development of any of our programs or any product candidate we develop would significantly change the costs, timing and viability associated with the development of such program or product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees paid for accounting, auditing, consulting and tax services; insurance costs; travel expenses; and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Interest and Other Income (Expense), Net

Interest and other income consists primarily of interest earned on our cash, cash equivalents and marketable securities. We expect our interest income to increase slightly in the future due to investing the anticipated net cash proceeds from the initial public offering completed on April 23, 2018.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, along with the changes in those items:

	Three months ended March 31,
	2018	2017	Change
	(in thousands)
Collaboration revenue - related party	$45,495	$1,672	$43,823
Operating expenses:
Research and development	11,090	8,680	2,410
General and administrative	3,362	1,546	1,816
Total operating expenses	14,452	10,226	4,226
Income (loss) from operations	31,043	(8,554)	39,597
Interest and other income (expense), net	169	142	27
Net income (loss) before income taxes	31,212	(8,412)	39,624
Provision for income taxes	—	(214)	214
Net income (loss)	$31,212	$(8,626)	$39,838

Collaboration Revenue

Collaboration revenue was $45.5 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively, all of which was derived from the Collaboration Agreement. The increase in collaboration revenue-related party during the quarter ended March 31, 2018 was primarily due to the partial recognition of $23.4 million in revenue related to a milestone payment of $45.0 million that we received in February 2018 from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for SRF373. The remaining unrecognized amount will subsequently be recognized as revenue over the performance period in proportion to the costs incurred by us under the Collaboration Agreement.

Research and Development Expenses

	Three months ended March 31,
	2018	2017	Change
		(in thousands)
Direct research and development expenses by program:
SRF231	$3,725	$3,978	$(253)
SRF373	12	—	12
SRF388	340	504	(164)
SRF617	1,458	402	1,056
Other early-stage programs	843	440	403
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,408	2,104	1,304
Facility related and other	1,304	1,252	52
Total research and development expenses	$11,090	$8,680	$2,410

Research and development expenses were $11.1 million for the three months ended March 31, 2018, compared to $8.7 million for the three months ended March 31, 2017. The increase of $2.4 million was primarily due to increases of $1.1 million in external costs for our SRF617 programs, $0.4 million in our early-stage programs and $1.4 million for research and discovery and unallocated costs, partially offset by reductions of $0.3 million in external costs for our SRF231 program and $0.2 million in external costs for our SRF388 program.

The increase in research and development expenses for our SRF617 program was primarily due to the commencement of contract manufacturing work.

The increase in research and development expenses for our other early-stage programs was primarily due to advancement and initiation of new early discovery programs.

The increase in research and discovery and unallocated expenses was primarily due to increases of $1.3 million in personnel-related costs due to increased headcount and $0.1 million in increased facility and laboratory costs related to our new corporate headquarters.

The decrease in research and development expenses for our SRF231 program was primarily due to the completion of IND-enabling activities during 2017 and the timing of contract manufacturing expenses.

The decreases in research and development expenses for our SRF388 program was due to contract higher manufacturing expenses incurred in 2017.

The decreases in research and development expenses for our SRF373 program was due to the completion of IND-enabling activities during 2017 and Novartis taking over the program development.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended March 31, 2018, compared to $1.5 million for the three months ended March 31, 2017. The increase of $1.9 million was primarily due to increases of $0.9 million in personnel-related costs as a result of an increase in headcount; an increase of $0.5 million for professional fees related to legal and accounting services; and an increase of $0.4 million in facility costs related to our new corporate headquarters.

Interest and Other Income (Expense), Net

Interest and other income was approximately $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from the sales of preferred stock and payments received under the Collaboration Agreement. Through March 31, 2018, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $93.8 million.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7.2 million shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis in a private placement, 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates and our discovery programs and conduct research under the Collaboration Agreement. In addition, upon the completion of this offering, we expect to incur additional costs associated with operating as a public company.

We believe that the anticipated net proceeds from this offering and the concurrent private placement, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•

completing clinical and preclinical development of product candidates and programs, identifying product candidates, completing clinical development of such product candidates and identifying and developing new product candidates;

•	seeking and obtaining marketing approvals for any of product candidates that we develop;
•

launching and commercializing product candidates for which we obtain marketing approval by establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•	achieving adequate coverage and reimbursement by hospitals, government and third-party payors for product candidates that we develop;

•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for product candidates that we develop, if approved;

•	obtaining market acceptance of product candidates that we develop as viable treatment options;
•	addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	defending against third-party interference or infringement claims, if any; and
•	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

In addition to the variables described above, if and when any product candidate we develop successfully completes development, we will incur substantial additional costs associated with regulatory filings, marketing approval, post-marketing requirements, maintaining our intellectual property rights, and regulatory protection, in addition to other costs. We cannot reasonably estimate these costs at this time.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including the Collaboration Agreement. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts.

Cash Flows

The following table summarizes information regarding our cash flows for each of the periods presented:

	Three months ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$31,011	$(3,488)
Investing activities	5,720	13,496
Financing activities	102	—
Net increase in cash and cash equivalents and restricted cash	$36,833	$10,008

Operating Activities

During the three months ended March 31, 2018, net cash provided by operating activities was $31.0 million, primarily due to our net income of $31.2 million and non-cash charges of $1.7 million partially offset by net cash used by changes in our operating assets and liabilities of $1.8 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a $5.6 million decrease in accrued expenses and other current liabilities, and a $0.5 million decrease in deferred revenue-related party, offset by a $3.7 million increase in accounts payable and a $0.6 million increase in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities was primarily due to payments of manufacturing costs incurred to support ongoing clinical trial activities and the payment of accrued bonuses in January 2018. The increase in accounts payable was due to timing of invoices for manufacturing expenses.

During the three months ended March 31, 2017, net cash used in operating activities was $3.5 million, primarily resulting from our net loss of $8.6 million partially offset by net cash provided by changes in our operating assets and liabilities of $5.2 million and net non-cash charges of $0.1 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2017 consisted primarily of a $5.0 million increase in amounts due from Novartis, a related party, an increase of $3.1 million in accounts payable partially offset by $1.7 million decrease in deferred revenue-related party, a $0.5 million decrease in accrued expenses and other current liabilities and an $1.0 million decrease in prepaid expenses and other current assets. The increase in accounts payable was due to timing of invoices for clinical manufacturing costs. The decrease in accrued expenses and other current liabilities was due to payment of accrued bonuses in January 2017. The increase in prepaid expenses and other current assets was due to prepayments of clinical manufacturing costs.

Investing Activities

During the three months ended March 31, 2018, net cash provided by investing activities was $5.7 million, consisting primarily of $6.2 million of proceeds from sales or maturities of marketable securities, partially offset by $0.5 million of purchases of property and equipment.

During the three months ended March 31, 2017, net cash provided by investing activities was $13.5 million, consisting primarily of $14.6 million in proceeds from sales or maturities of marketable securities partially offset by $1.1 million of purchases of property and equipment, primarily related to leasehold improvements in our corporate headquarters facility.

Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was immaterial, consisting primarily of $0.2 million of proceeds received from the exercise of stock options offset by payments of initial public offering costs of $0.1 million.

During the three months ended March 31, 2017, there was no financing activity.

Contractual Obligations

We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.

During the three months ended March 31, 2018, there were no material changes, other than the item mentioned below, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our initial public offering of our common stock filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on April 19, 2018.

Lease Amendment

In May 2018, we executed an amendment to lease an additional 33,526 square feet at 50 Hampshire Street in Cambridge, Massachusetts, with a 10-year term. The original lease term was extended to co-terminate with the additional space. We will pay annual rent of $71.00 per rentable square foot for the first year, with annual upward adjustments of $1.00 per rentable square foot for the remainder of the term. The additional facility will be ready for occupancy in 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since our final prospectus for our initial public offering of our common stock filed with the Securities and Exchange Commission or SEC pursuant to Rule 424(b)(4) of the Securities Act on April 19, 2018, which we refer to as the Prospectus, except for our adoption of the new revenue standard which is discussed above.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing in this Form 10-Q.

Emerging Growth Company Status

As an “emerging growth company,” the Jumpstart Our Business Startups Act of 2012 allows us to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash, cash equivalents and marketable securities as of March 31, 2018 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In January 2017, we filed an opposition in the European Patent Office opposing the grant of European Patent No. EP 2242512 to Stanford University. We are one of seven parties opposing the grant of the European patent, which relates generally to CD47 antibodies for use in treating cancer. Stanford has filed a response to the seven oppositions. Oral arguments have been scheduled to commence on August 28, 2018, and the outcome of the opposition proceedings is uncertain. Furthermore, any party can appeal an opposition decision to the Technical Boards of Appeal at the European Patent Office. Accordingly, final resolution of the oppositions may be several years in the future.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.	Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related To Our Financial Position And Need For Additional Capital

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. Our net losses were $17.5 million and $45.4 million for the years ended December 31, 2016 and 2017, respectively, and net income of $31.2 for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $29.0 million. We have funded our operations to date primarily with proceeds from the sale of preferred stock and upfront fees received in connection with our collaboration with Novartis Institutes for Biomedical Research, Inc., or Novartis. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing related intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	pursue the clinical development of product candidates;
•	leverage our programs to advance product candidates into preclinical and clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control and scientific personnel;
•

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio;
•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly; and

•	acquire or in-license other product candidates and technologies.

To become and remain profitable, we, Novartis or any potential future collaborator must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We have never generated revenue from product sales and may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our development programs. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, Novartis’, or any potential future collaborators’ success in:

•	completing clinical and preclinical development of product candidates and programs and identifying and developing new product candidates;
•	seeking and obtaining marketing approvals for any product candidates that we develop;
•

launching and commercializing product candidates for which we obtain marketing approval by establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•	achieving adequate coverage and reimbursement by hospitals, government and third-party payors for product candidates that we develop;
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for product candidates that we develop, if approved;

•	obtaining market acceptance of product candidates that we develop as viable treatment options;
•	addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	defending against third-party interference or infringement claims, if any; and
•	attracting, hiring and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including SRF231, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of Novartis or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing SRF231 and our other product candidates and programs, and of conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining marketing approvals for SRF231 and future product candidates we develop if clinical trials are successful;
•	the success of our collaboration with Novartis;
•	whether Novartis exercises its licensing and co-development options under its collaboration agreement with us, each of which would trigger additional payments to us;

•

the cost of commercialization activities for SRF231 and future product candidates we develop, whether alone or with a collaborator, if SRF231 or any product candidate we develop are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing SRF231 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any;
•	the emergence of competing cancer therapies and other adverse market developments; and
•	the requirement for, and cost of, developing complementary diagnostics and/or companion diagnostics.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding on favorable terms when needed, we may have to delay, reduce the scope of or suspend one or more of our research and development programs or clinical trials.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.

We have incurred substantial losses during our history. As of December 31, 2017, we had federal and state net operating loss carryforwards of $20.8 million and $19.9 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have in the past experienced, and we may in the future experience, ownership changes, some of which are outside our control. Use of our federal and state net operating loss carryforwards have been limited and could be further limited if we experience additional ownership changes, which could have an adverse effect on our future results of operations.

Risks Related To Product Development And Regulatory Process

If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have only recently initiated our first Phase 1 clinical trial for our lead product candidate. We have invested substantially all of our efforts and financial resources in the identification of targets and preclinical development of antibodies.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop, which may never occur. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of clinical trials and preclinical studies;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	acceptance of INDs for our planned clinical trials or future clinical trials;
•	successful enrollment and completion of clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt of regulatory and marketing approvals from applicable regulatory authorities;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
•	entry into collaborations to further the development of our product candidates;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•	successfully launching commercial sales of our product candidates, if and when approved;
•	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third-party payors;
•	maintaining a continued acceptable safety profile of the product candidates following approval;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
•	enforcing and defending intellectual property rights and claims.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for SRF231, or any other product candidate we develop, we may not be able to continue our operations.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

In order to obtain FDA approval to market a new biological product we must demonstrate proof of safety, purity and potency or efficacy in humans. To meet these requirements we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We only have one product candidate in clinical development and one product candidate ready to enter clinical development, and the rest of our programs are in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of certain programs that are the responsibility of Novartis or our potential future partners over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

•	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•	delays in reaching a consensus with regulatory agencies on study design; and
•	the FDA not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature.

Moreover, even if clinical trials do begin for our preclinical programs, our development efforts may not be successful, and clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety, purity and potency or efficacy to obtain the requisite regulatory approvals for any of product candidates we develop. Even if we obtain positive results from preclinical studies or initial clinical trials, we may not achieve the same success in future trials.

The regulatory approval processes of the FDA, the EMA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA, the EMA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our current or future product candidates will ever obtain regulatory approval.

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, the EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•

we may be unable to demonstrate to the satisfaction of the FDA, the EMA or comparable foreign regulatory authorities that a product candidate is safe, pure and potent or effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA, the EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a Biologics License Application, or BLA, to the FDA or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

•

the FDA, the EMA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA, the EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects. The FDA, the EMA and other comparable foreign authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Further, we have not previously submitted a BLA to the FDA, or a Marketing Authorization Application, or MAA, to the EMA. We cannot be certain that any of our programs will be successful in clinical trials or receive regulatory approval. Further, product candidates we develop may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Clinical product development involves a lengthy and expensive process, with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe, pure and potent or effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•	regulators or Institutional Review Boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs;
•	the number of patients required for clinical trials may be larger than we anticipate;
•

it may be difficult to enroll a sufficient number of patients with a predictive biomarker or enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators; and

•	the supply or quality of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or result in the development of our product candidates being stopped early.

The results of early-stage clinical trials and preclinical studies may not be predictive of future results. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

We expect that we will need to develop, or enter into a collaboration or partnerships to develop, complementary diagnostics and/or companion diagnostics for our current or future product candidates. If we, or our future collaborators, are unable to successfully develop such companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our future product candidates.

As one of the key elements of our product development strategy, we seek to identify cancer patient populations who may derive meaningful benefit from our current or future product candidates. Because predictive biomarkers may be used to identify the right patients for our programs and our current or future product candidates, we believe that our success may depend, in part, on our ability to develop complementary diagnostics and/or companion diagnostics in collaboration with partners.

We have little experience in the development of diagnostics and, as such, we expect to rely on future collaborators in developing appropriate diagnostics to pair with our current or future product candidates. We have not yet begun discussions with any potential partners with respect to the development of complementary diagnostics and/or companion diagnostics and may be unsuccessful in entering into collaborations for the development of companion diagnostics for our programs and our current or future product candidates.

Complementary diagnostics and/or companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval or clearance prior to commercialization. If we, our collaborators, or any third parties that we engage to assist us, are unable to successfully develop complementary diagnostics and/or companion diagnostics for our product candidates and any future product candidates, or experience delays in doing so:

•	the development of our product candidates and any other future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials; and
•

we may not realize the full commercial potential of our product candidates and any other future product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify, or it takes us longer to identify, patients who are likely to benefit from therapy with our products, if approved.

If any of these events were to occur, our business would be harmed, possibly materially.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	our ability to enroll a sufficient number of patients with a predictive biomarker, if any;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

•	our ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies for future patient enrichment efforts; and
•

the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they are late-stage cancer patients, will not survive the full terms of the clinical trials.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and potential future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of the product candidates we develop.

Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If unacceptable toxicities or other undesirable side effects arise in the development of any of our current or future product candidates, we or our collaborators could suspend or terminate our trials, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of the product candidate for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects could arise either during clinical development or, if such side effects are more rare, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not previously demonstrated that SRF231 or any other product candidate is safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our existing or future collaboration partners from obtaining approvals for the commercialization of SRF231 and any other product candidate we develop.

Any current or future product candidate we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of any current or future product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of our current and future product candidates in other jurisdictions.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Adverse events in the field of immuno-oncology could damage public perception of our current or future product candidates and negatively affect our business.

The commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. While a number of cancer immunotherapies have received regulatory approval and are being commercialized, our approach to targeting different components of the tumor microenvironment is novel and unproven. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for any product that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community.

Future adverse events in immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for the product candidates we develop.

Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;
•	fines, untitled and warning letters, or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of the product; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	the ability to offer our products, if approved, for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;
•	adoption of a companion diagnostic and/or complementary diagnostic; and
•	the prevalence and severity of any side effects.

The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of SRF231 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

The number of patients who have the cancers we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited, if and when approved. Even if we obtain significant market share for any product candidate, if and when approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications, including to be used as first- or second-line therapy.

We expect to develop SRF231 and, potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop SRF231, and may develop future product candidates, in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate SRF231 or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell SRF231 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with SRF231 or any product candidate we develop, we may be unable to obtain approval of or market SRF231 or any product candidate we develop.

We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive. We are currently developing therapeutics that will compete, if approved, with other products and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval or discovering, developing and commercializing products in our field before we do.

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, and biological products. There are also several programs in development targeting cluster of differentiation, or CD, 47, SIRPa, including those by Alexo Therapeutics, Inc., Arch Oncology, Aurigene, Inc., Blink Biomedical, Inc., Celgene, Inc., Forty Seven, Inc., Novimmune, S.A., OSE Immunotherapeutics S.A., Sorrento, Inc., Synthon Holding B.V. and Trillium Therapeutics, Inc.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidate we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

Smaller and other early stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive or not economical.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any product candidates, whether as a single agent or combination therapy, successfully also will depend in part on the extent to which coverage and reimbursement for these product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our programs.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if coverage is available, the level of reimbursement. These third-party payors are also examining the cost-effectiveness of drugs in addition to their safety and efficacy.

Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that can differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

We may not be successful in our efforts to identify or discover other product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize product candidates. If we do not successfully develop and eventually commercialize products, we will face difficulty in obtaining product revenue in future periods, resulting in significant harm to our financial position and adversely affecting our share price. Research programs to identify new product candidates require substantial technical, financial and human resources, and we may fail to identify potential product candidates for numerous reasons.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, we currently intend to focus our capital resources primarily on the development of SRF231. However, the advancement of this product candidate may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis with our capital resources. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we licensed worldwide development and commercialization rights with respect to SRF373 to Novartis and will receive only milestone payments and royalties on sales of SRF373, if approved. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may seek Breakthrough Therapy Designation by the FDA for a product candidate that we develop, and we may be unsuccessful. If we are successful, the designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy Designation for any product candidate that we develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval and priority review.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if the product candidates we develop qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification and rescind the designation.

We may seek Fast Track Designation by the FDA for a product candidate that we develop, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for the product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may seek Orphan Drug Designation for product candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for any product candidates we develop, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission grants Orphan Drug Designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an Orphan Drug Designation application. Orphan Drug Designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, Orphan Drug Designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any approved products.

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop causes or is perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for any approved product;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators.

Insurance coverage is increasingly expensive. We may not be able to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with Novartis or any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The effect that the ACA and its possible repeal and replacement may have on our business remains unclear.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidate we develop or complementary diagnostics or companion diagnostics or additional pricing pressures.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Risks Related To Reliance On Third Parties

We are fully dependent on our collaboration with Novartis for the development of SRF373 and may depend on Novartis or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In January 2016, we entered into a strategic collaboration agreement with Novartis, or the Collaboration Agreement, focused on researching, developing and commercializing cancer immunotherapies. Pursuant to the Collaboration Agreement, we granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73, along with the right to purchase exclusive option rights to up to four specified targets, each an Option, to obtain certain development, manufacturing and commercialization rights. In March 2018, Novartis notified us of its decision to not exercise its previously purchased Option for SRF231. Novartis currently has two Options remaining eligible for purchase, both of which can be exercised. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provides for additional payments upon Novartis’ election to exercise rights to commercialize additional product candidates, and provides us with royalty-based revenue if certain product candidates are successfully commercialized. Novartis will have substantial ability to control the development and commercialization of the target it chooses to license on a global basis. Our lack of control over the clinical development of certain programs under the Collaboration Agreement could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended IND filings in a timely fashion, if at all. In particular, Novartis is solely responsible for the development and commercialization of SRF373 and as such, we are wholly dependent on Novartis for the success of this program. In the event Novartis terminates the Collaboration Agreement, we would be prevented from receiving any milestone payments, royalty payments and other benefits under that agreement, which would have a materially adverse effect on our results of operations. Furthermore, in the event Novartis does not purchase and exercise its remaining Options, we will not be eligible to receive any future milestone payments under the Collaboration Agreement, other than from SRF373, if any, which could require us to seek additional funding in order to avoid delaying, reducing the scope of, or suspending, one or more of our research and development programs or clinical trials. In addition, any decision by Novartis not to purchase or exercise an Option may negatively impact public perception of the applicable program, or all of the programs, covered by the Collaboration Agreement, which could adversely affect the market price of our common stock. We cannot provide any assurance with respect to the success of the Collaboration Agreement.

In the future, we may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates we develop.

Our current Collaboration Agreement poses, and potential future collaborations involving our product candidates may pose, the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•

collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings;

•

disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;

•

if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and

•

collaboration agreements may restrict our right to independently pursue new product candidates. For example, under the Collaboration Agreement, for a certain period of time we may not directly or indirectly research or develop, outside of the collaboration, any antibody with specified activity against that program’s collaboration target.

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to any product candidate we develop could delay the development and commercialization of our product candidates, which would harm our business prospects, financial condition, and results of operations.

We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Collaboration Agreement, we have granted worldwide exclusive rights to Novartis for antibodies targeting CD73, and during the term of the agreement we will be restricted from granting similar rights to other parties. This exclusivity could limit our ability to enter into strategic collaborations with future collaborators.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Novartis or future collaborators or strategic partners, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates. Our current or future collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

We will rely on third parties to conduct our planned clinical trials for SRF231 and any product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize SRF231 and any product candidates we develop and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We will rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support clinical trials for SRF231 and other product candidates. We will rely heavily on these parties for execution of clinical trials for SRF231 and other product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and our CROs are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the clinical trials for our product candidates, CROs will conduct all of the clinical trials. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our product candidates may be delayed, we may not be able to obtain marketing approval and commercialize our product candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We rely on third parties for supply of our product candidates, and our strategy is to outsource all manufacturing of our product candidates and products to third parties.

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. If these third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

Our use of new third-party manufacturers increases the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

Even after a third-party manufacturer has gained significant experience in manufacturing our product candidates or even if we believe we have succeeded in optimizing the manufacturing process, there can be no assurance that such manufacturer will produce sufficient quantities of our product candidates in a timely manner or continuously over time, or at all.

We may be delayed if we need to change the manufacturing process used by a third party. Further, if we change an approved manufacturing process, then we may be delayed if the FDA or a comparable foreign authority needs to review the new manufacturing process before it may be used.

We do not currently have any agreements with third-party manufacturers for the long-term commercial supply. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any product candidate that we develop, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our future product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP requirements particularly for the development of monoclonal antibodies, and that might be capable of manufacturing for us.

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

Our future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statutes or specific intent to violate them;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our business arrangements with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business.

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could harm our ability to operate our business and our financial results. Further, if the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. In addition, the approval and commercialization of any product candidate we develop outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Risks Related To Intellectual Property

Intellectual property is critical to our business and our success in part depends on our ability to maintain, protect, and expand our portfolio of intellectual property rights.

Biotechnology and pharmaceutical companies generally, and we in particular, compete in a crowded competitive space characterized by rapidly evolving technologies and aggressive defense of intellectual property.

Our patents and patent applications are directed to our antibodies and accompanying technologies. We seek patent protection for our development programs, product candidates and related alternatives by filing and prosecuting patent applications in the U.S. and other countries as appropriate. For example, we co-own patents and pending applications relating to our therapeutic CD47 antibody candidate, SRF231, which are expected to expire in 2036, absent any adjustment or extension. As of May 28, 2018, we co-own U.S. Patent Nos. 9,803,016 and 9,650,441, which cover composition of matter and the treatment of cancer using our therapeutic CD47 antibody, SRF231. With respect to SRF231, as of May 28, 2018, we co-own two pending U.S. non-provisional applications, as well as national applications in Australia, Brazil, Canada, China, Israel, Japan, New Zealand, and the United Kingdom, and one regional European application, for which any resulting patent from these applications would be expected to expire in 2036, absent any adjustment or extension. Further, as of May 28, 2018, we own three pending U.S. provisional patent applications, for which any resulting patent from these applications would be expected to expire in 2038 or 2039, absent any adjustment or extension.

With respect to our anti-IL-27 therapeutic antibody program, as of May 28, 2018, we are a co-applicant and co-own one U.S. provisional patent application that covers composition of matter and methods of use for various antibodies, and we do not own any non-provisional applications or issued patents for this program. Any patents that may eventually issue to these applications are expected to expire in 2039, absent any adjustment or extension. Pursuant to our agreement with Adimab LLC, or Adimab, we will own this application upon exercise of our option to a commercial license to certain antibodies from this project. In 2017 we entered into a license agreement involving U.S. patent rights, including one U.S. patent and a pending U.S. non-provisional patent application, controlled by the University of Pennsylvania. Our license is exclusive and is limited to the use of antagonists of IL-27 for the treatment of cancer. Any patent issuing from this application is expected to expire in 2024, excluding any applicable patent term adjustment or extension.

As of May 28, 2018, we are co-applicants on one U.S. provisional patent application that covers composition of matter and methods of use to our anti-CD39 therapeutic antibody candidates. Pursuant to our agreement with Adimab, we will own this application upon exercise of our option to a commercial license to certain antibodies from this project. We do not own any non-provisional applications or issued patents for this program. Any patents that may eventually issue to this application are expected to expire in 2039, absent any adjustment or extension.

As of May 28, 2018, we co-own and have exclusively licensed to Novartis our rights in two U.S. provisional patent applications that cover compositions of matter and methods of use for our CD73 therapeutic antibody candidate, SRF373, and we do not yet own any non-provisional applications or issued patents for this candidate. Any patent issuing from these applications would be expected to expire in 2038, not including any applicable patent term adjustment or extension.

If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our antibodies and the accompanying technologies we develop that are important to our business. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions. No consistent policy governing the scope of claims allowable in the field of antibodies has emerged in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights;

and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license.

The patent prosecution process is complex, expensive, time-consuming, and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications.

The issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even where patent applications we currently own or that we may license in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade our patent rights by developing new antibodies, biosimilar antibodies, or alternative technologies or products in a non-infringing manner.

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the United States Patent and Trademark Office, or USPTO, or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or extinguish our ability to manufacture or commercialize products without infringing third-party patent rights.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

The intellectual property landscape around therapeutic antibodies in oncology, including CD47 antibodies, is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. We are aware of certain third-party patents and third-party patent applications in this landscape that may, if issued as patents, be asserted to encompass our CD47 antibody technology.

The field of therapeutic antibodies, including CD47 antibodies for use in oncology, is crowded, and no such products have reached the market. Due to the intense research and development undertaken by academic institutions and multiple companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property-related litigation and proceedings relating to our own and other third-party intellectual property and proprietary rights in the future.

We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office, or EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

We are aware of certain third-party patents and third-party patent applications in this landscape that may, if issued as patents, be asserted to encompass our CD47 antibody technology. For example, we are aware of several separate families of U.S. patents, patent applications, and foreign counterparts that relate to CD47 antibodies and methods of treatment, where the earliest priority dates of each family pre-date the priority dates of our patents and patent applications, including PCT Publication No. WO 2009/091601 (and related U.S. Patent Nos. 8,562,997, 9,493,575, 9,399,682, 9,611,329 and other related U.S. patent applications and foreign counterparts) filed by Stanford University, which is reported to have exclusively licensed its rights to Forty Seven, Inc.

Stanford University also has rights to European Patent No. EP 2242512. In January 2017, we opposed this patent in the Opposition Division of the EPO, or the Opposition Division. Six third parties have also filed oppositions against European Patent No. EP 2242512. Stanford has filed a response to the seven oppositions and oral proceedings are scheduled to commence on August 28, 2018. We cannot predict the outcome of the opposition proceeding and any party may appeal the opposition decision to the Technical Boards of Appeal at the EPO.

Pending final resolution of this matter, Stanford, or other parties that may have rights to EP 2242512 may allege that the manufacture, use or sale of SRF231 infringes the patent in Europe. If, as part of any opposition proceeding before the Opposition Division, we are unsuccessful in invalidating or narrowing Stanford’s claims, or if claims successfully invalidated by the Opposition Division are restored on appeal, our ability to commercialize SRF231 in Europe could be materially impaired. Moreover, we are aware of two pending divisional applications relating to EP 2242512 that are being pursued by Stanford. If either of these applications matures into a granted European patent or if any other related patent application matures into a granted European patent, our ability to commercialize SRF231 could be materially impaired. Similarly, related patents in the U.S. or other countries could materially impair our ability to commercialize SRF231 in those countries.

We are also aware of another family of third-party patents and patent applications that may be asserted to encompass certain combination therapies using our CD47 antibodies. This family of U.S. and foreign patents and patent applications relate to combination therapy using CD47 antibodies, and includes U.S. Patent No. 9,352,037 and related European Patent No. EP 2282772. This family was filed by Stichting Sanquin Bloedvoorziening of the Netherlands, or Sanquin, which is reported to have licensed its rights to Synthon Biopharmaceuticals B.V., also of the Netherlands. Sanquin or other parties that may have rights in the patents may allege that we are not entitled to market combination therapies involving SRF231 without a license, which could materially impair our ability to commercialize SRF231 combination therapies.

.

In order to avoid infringing third-party patents, or patents that issue from these third-party patent applications, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. We may be forced to obtain or maintain a license on commercially unreasonable terms to any third-party patents that cover our product candidates or activities, and such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing any product candidates we may develop and our technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

Our development and commercialization rights to our therapeutic antibodies, current and future product candidates and technology are subject, in part, to the terms and conditions of licenses granted to us by others.

We are reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the engineering and development of our therapeutic antibodies, and our current and future product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we choose to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

We engage in collaborations with scientists at academic and non-profit institutions to access technologies and materials that are not otherwise available to us. The agreements that govern these collaborations may include an option to negotiate an exclusive license to the institution’s rights in any inventions that are created in the course of these collaborations, but we may not be able to come to a final agreement with an institution holding rights in an invention that is relevant to the development and commercialization of our technology.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. Additionally, we may be required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them.

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also are, and may become, involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time-consuming, and our licensors’ adversaries may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Accordingly, despite our or our licensors’ efforts, we or our licensors may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own or control. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example, others may develop biosimiliar or competing antibodies to any product candidates that we have or may develop, but that are not covered by the claims of the patents that we own or may own or license in the future.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, our intellectual property license agreements may not always include worldwide rights. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not be successful in obtaining necessary rights to our current and future product candidates through acquisitions and in-licenses.

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of therapeutic antibodies and filing patent applications potentially relevant to our business. For example, we are aware of third-party patents and patent applications that may be construed to cover our CD47 antibody product candidates or their uses.

In order to avoid infringing these third-party patents, or patents that issue from these third-party patent applications, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and other companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third- party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent rulings from the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

The U.S. government may exercise its march-in rights with regards to certain in-licensed patents.

Pursuant to the Bayh-Dole Act, the U.S. government has march-in rights with regards to government-funded technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Risks Related To Employee Matters, Managing Our Growth And Other Risks

Related To Our Business

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2018, we had 56 full-time employees, including 42 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for SRF231 and any product candidate we develop, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize SRF231 and any product candidate we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of marketing approval, clinical management, and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any current or future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize SRF231 and any future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not to our knowledge experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our future product candidates could be delayed.

Our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related To Our Common Stock

The price of our common stock may be volatile and fluctuate substantially.

The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	results of clinical trials and preclinical studies or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license product candidates or companion diagnostics;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry and market conditions.

An active trading market for our common stock may not develop or be sustainable, and you may not be able to resell your shares at or above the purchase price.

In April 2018, we closed our initial public offering. Prior to that offering, there was no public market for our common stock. Although we have completed our initial public offering and shares of our common stock are listed and trading on the Nasdaq Global Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements, that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in April 2018, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

Our executive officers, directors and their affiliates have significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 32% of our outstanding common stock immediately after our initial public offering and the concurrent private placement. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Following the completion of our initial public offering in April 2018, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the U.S. Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. Following the April 2018 closing of our initial public offering and concurrent private placement, we had outstanding 27,597,315 shares of common stock, of which 20,397,315 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on October 16, 2018, resulting in the majority of these shares becoming eligible for public sale on October 16, 2018 if they are registered under the Securities Act of 1933, as amended, or the Securities Act, or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which, in turn, could cause our stock price to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2019. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf,

(ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated bylaws further provide that the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. Some companies that have adopted similar federal district court forum selection provisions are currently subject to a suit in the Court of Chancery of the State of Delaware brought by stockholders who assert that the federal district court forum selection provision is not enforceable. We recognize that the federal district court forum selection clause may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the Commonwealth of Massachusetts. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us. Alternatively, if the federal district court forum selection provision is found inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or results of operations. The United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted the TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. The tax rate change resulted in (i) a reduction in the gross amount of our deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of our deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on us and our affiliates, whether adverse or favorable, is uncertain and may not become evident for some period of time. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA on an investment in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On April 23, 2018, upon the closing of our initial public offering, all 37,100,000 shares of our then-outstanding convertible preferred stock were automatically converted into 16,863,624 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

On April 23, 2018, we issued and sold 766,666 shares of common stock to Novartis in a private placement, which occurred concurrent with the closing of our initial public offering. The aggregate cash purchase price of the shares sold in the private placement was $11.5 million, representing a price per share of $15.00, the same price at which shares were sold to the public in the initial public offering. The sale and issuance of the private placement shares were not registered under the Securities Act or any state securities laws. We have relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder relating to transactions not involving any public offering.

During the period between January 1, 2018 and March 31, 2018, we granted to certain of our employees, consultants and directors options to purchase an aggregate of 1,407,914 shares of our common stock at an exercise price of $11.02 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering.

During the period between January 1, 2018 and March 31, 2018, we issued an aggregate of 80,675 shares of common stock to certain of our employees, directors and consultants for cash consideration in the aggregate amount of $157 upon the exercise of stock options. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering.

Use of Proceeds from Initial Public Offering of Common Stock

On April 23, 2018, we closed our initial public offering of 7,200,000 shares of our common stock at a public offering price of $15.00 per share for an aggregate offering of $108 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-218474), which was declared effective by the SEC on April 18, 2018. Goldman Sachs & Co. LLC, Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering.  The offering commenced on April 18, 2018 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the offering of $97.2 million, after deducting underwriting discounts and commissions of $7.6 million and estimated offering expenses of $3.1 million payable by us. Concurrent with the initial public offering, we issued Novartis, in a private placement, 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

We had not received any of the net offering proceeds as of March 31, 2018 and therefore, have not used any of the net proceeds from the offering.  There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus dated April 18, 2018.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38459) filed with the SEC on April 23, 2018)

3.2	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38459) filed with the SEC on April 23, 2018).

10.1

Second Amendment to Lease, by and between the Registrant and BMR-Hampshire LLC, dated as of May 22, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38459) filed on May 24, 2018).

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surface Oncology, Inc.

Date: May 29, 2018	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Executive Officer (Principal Executive, Financial and Accounting officer)