Form 10-Q
period 2018-06-30
Surface Oncology, Inc.
filed 2018-08-14
CIK 1718108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2018, the registrant had 27,614,463 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the timing, progress and results of preclinical studies and clinical trials for our current product candidates and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•

the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug application and Biological Licensing Application filings for, and final U.S. Food and Drug Administration approval of our current product candidates and any other future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;
•	our ability to use our understanding of the tumor microenvironment to identify product candidates and to match immunotherapies to select patient subsets;
•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
•	our ability to develop combination therapies, whether on our own or in collaboration with Novartis Institutes for Biomedical Research, Inc., or Novartis, and other third parties;
•	our manufacturing, commercialization and marketing capabilities and strategy;
•	the pricing and reimbursement of our current product candidates and other product candidates we may develop, if approved;
•	the rate and degree of market acceptance and clinical utility of our current product candidates and other product candidates we may develop;
•	the potential benefits of and our ability to maintain our collaboration with Novartis, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•

our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$50,765	$22,455
Marketable securities	134,789	40,854
Restricted cash	—	85
Prepaid expenses and other current assets	8,434	7,936
Total current assets	193,988	71,330
Property and equipment, net	6,932	7,326
Restricted cash	1,198	1,000
Deferred offering costs	—	1,784
Other assets	15	14
Total assets	$202,133	$81,454
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,791	$3,215
Accrued expenses and other current liabilities	6,968	9,843
Deferred revenue - related party	14,367	9,837
Deferred rent	485	489
Total current liabilities	24,611	23,384
Deferred revenue - related party, non-current	51,081	72,268
Deferred rent, non-current	4,480	4,599
Total liabilities	80,172	100,251
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (Series A and A-1), $0.0001 par value; no shares authorized at June 30, 2018 and 37,100,000 shares authorized at December 31, 2017; no shares issued and outstanding at June 30, 2018 and 37,100,000 shares issued and outstanding at December 31, 2017	—	48,517
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2018 and no shares authorized at December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 150,000,000 and 53,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 27,600,951 and 2,686,350 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	—
Additional paid-in capital	167,040	6,877
Accumulated other comprehensive loss	(233)	(246)
Accumulated deficit	(44,849)	(73,945)
Total stockholders’ equity (deficit)	121,961	(67,314)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$202,133	$81,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Collaboration revenue - related party	$2,428	$6,195	$47,923	$7,867
Operating expenses:
Research and development	15,098	10,720	26,188	19,400
General and administrative	3,913	2,004	7,275	3,550
Total operating expenses	19,011	12,724	33,463	22,950
Income (loss) from operations	(16,583)	(6,529)	14,460	(15,083)
Interest and other income (expense), net	731	120	900	262
Net (loss) income before income taxes	(15,852)	(6,409)	15,360	(14,821)
Provision for income taxes	—	(164)	—	(378)
Net (loss) income	(15,852)	(6,573)	15,360	(15,199)
Accretion of redeemable convertible preferred stock to redemption value	—	(10)	(11)	(20)
Net income attributable to redeemable convertible preferred stockholders	—	—	(7,077)	—
Net (loss) income attributable to common stockholders	$(15,852)	$(6,583)	$8,272	$(15,219)
Net (loss) income per share attributable to common stockholders—basic	$(0.73)	$(2.73)	$0.68	$(6.30)
Weighted average common shares outstanding—basic	21,595,586	2,413,879	12,213,717	2,415,662
Net (loss) income per share attributable to common stockholders—diluted	$(0.73)	$(2.73)	$0.60	$(6.30)
Weighted average common shares outstanding—diluted	21,595,586	2,413,879	13,805,380	2,415,662
Comprehensive income (loss):
Net income (loss)	$(15,852)	$(6,573)	$15,360	$(15,199)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $0	63	40	13	133
Comprehensive income (loss)	$(15,789)	$(6,533)	$15,373	$(15,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

	Series A and A-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	37,100,000	$48,517	2,686,350	—	$6,877	$(246)	$(73,945)	$(67,314)
Issuance of common stock upon exercise of stock options	—	—	84,311	—	159	—	—	159
Stock-based compensation expense	—	—	—	—	2,781	—	—	2,781
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	(11)
Conversion of redeemable convertible preferred stock to common stock	(37,100,000)	(48,528)	16,863,624	2	48,526			48,528
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs			7,200,000	1	97,208			97,209
Issuance of common stock to a related party			766,666	—	11,500			11,500
Adjustment due to the adoption of ASC 606	—	—	—	—	—	—	13,736	13,736
Unrealized gain on marketable securities	—	—	—	—	—	13	—	13
Net income	—	—	—	—	—	—	15,360	15,360
Balances at June 30, 2018	—	$—	27,600,951	$3	$167,040	$(233)	$(44,849)	$121,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$15,360	$(15,199)
Adjustments to reconcile net income (loss) to net cash provided by (used in) by operating activities:
Depreciation and amortization expense	648	395
Stock-based compensation expense	2,781	1,232
Net amortization of premiums and discounts on marketable securities	(22)	295
Realized losses on marketable securities	—	2
Loss on disposal of property and equipment	13	35
Deferred income tax benefit	—	(1,665)
Changes in operating assets and liabilities:
Amounts due from related party	—	5,000
Prepaid expenses and other current assets	(498)	(501)
Other assets	(1)	2
Accounts payable	(12)	(667)
Accrued expenses and other current liabilities	(2,359)	102
Deferred rent	(123)	344
Deferred revenue - related party	(2,921)	22,133
Net cash provided by operating activities	12,866	11,508
Cash flows from investing activities:
Purchases of property and equipment	(611)	(1,338)
Purchases of marketable investments	(107,258)	—
Proceeds from sales or maturities of marketable securities	13,358	18,591
Net cash (used in) provided by investing activities	(94,511)	17,253
Cash flows from financing activities:
Payments of initial public offering costs	(2,031)	(36)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	100,440	—
Proceeds from issuance of common stock to a related party	11,500	—
Proceeds from exercise of stock options	159	37
Net cash provided by financing activities	110,068	1
Net increase in cash and cash equivalents and restricted cash	28,423	28,762
Cash and cash equivalents and restricted cash at beginning of period	23,540	11,080
Cash and cash equivalents and restricted cash at end of period	$51,963	$39,842
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$41	$93
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$11	$20
Purchases of property and equipment included in accounts payable and accrued expenses	$106	$8
Reclassification of deposit liability for restricted stock upon vesting of shares	$—	$7
Landlord incentives for construction of leasehold improvements recorded as deferred rent	$—	$2,191

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

On April 23, 2018, the Company completed its initial public offering of its common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108,000, or net proceeds of $97,209 after deducting underwriting discounts, commissions and offering expenses. Concurrent with the initial public offering, the Company issued Novartis Institutes for Biomedical Research, Inc. (Novartis) 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500, in a private placement.

Upon the closing of the Company’s initial public offering on April 23, 2018, all shares of Series A and A-1 redeemable convertible preferred stock (the “Series A Preferred Stock” and “Series A-1 Preferred Stock”, respectively) automatically converted into 16,863,624 shares of common stock.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, proceeds from a collaboration agreement with Novartis and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2018, the Company had an accumulated deficit of $44,849.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of August 14, 2018, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date that the condensed consolidated financial statements are issued. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the financial statements included in the Company’s final prospectus for its initial public offering of its common stock filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) of the Securities Act on April 18, 2018, which the Company refers to as the Prospectus, except for the Company’s adoption of the new standards as discussed below.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive income (loss)  for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018 and the results of its operations and its cash flows for the six months ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2018 and 2017 are also unaudited. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year period.

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

Condensed Consolidated Balance Sheets

	December 31, 2017	Cumulative Effect	January 1, 2018
Deferred revenue - related party, current and net of current portions	$82,105	$(13,736)	$68,369
Accumulated deficit	(73,945)	13,736	(60,209)

	June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Deferred revenue - related party	$14,367	$14,421	$(54)
Deferred revenue, net of current portion - related party	51,081	91,465	(40,384)
Accumulated deficit	(44,849)	(71,553)	26,704

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue - related party	$2,428	$3,595	$(1,167)	$47,923	$21,219	$26,704
Income from operations	(16,583)	(15,416)	(1,167)	14,460	(12,244)	26,704
Net income	(15,852)	(14,685)	(1,167)	15,360	(11,344)	26,704
Comprehensive income	(15,789)	(14,622)	(1,167)	15,373	(11,331)	26,704

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net income	$15,360	$(11,344)	$26,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred revenue - related party	(2,921)	23,783	(26,704)

During the six months ended June 30, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

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

	As of June 30,
	2018	2017
Cash and cash equivalents	$50,765	$38,757
Restricted cash included in current assets	—	85
Restricted cash included in non-current assets	1,198	1,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$51,963	$39,842

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02, ASU 2018-10 and ASU 2018-11 will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). This guidance is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered “not indexed to an entity’s own stock” and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its results of operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

3. Marketable Securities

As of June 30, 2018, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$107,410	$1	$(16)	$107,395
U.S. Government agency bonds	2,900	—	(30)	2,870
Corporate bonds	24,712	—	(188)	24,524
	$135,022	$1	$(234)	$134,789

The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	June 30, 2018
	Amortized Cost	Fair Value
Maturing in one year or less	$131,913	$131,737
Maturing after one year but less than two years	3,109	3,052
	$135,022	$134,789

As of December 31, 2017, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. government agency bonds	$7,300	$—	$(38)	$7,262
Corporate bonds	33,800	—	(208)	$33,592
	$41,100	$—	$(246)	$40,854

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2017
	Amortized Cost	Fair Value
Maturing in one year or less	$27,769	$27,672
Maturing after one year but less than two years	13,331	13,182
	$41,100	$40,854

The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of June 30, 2018 and December 31, 2017.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$46,570	$—	$—	$46,570
Marketable securities:
U.S. Treasury notes	—	107,395	—	107,395
U.S. Government agency bonds	—	2,870	—	2,870
Corporate bonds	—	24,524	—	24,524
	$46,570	$134,789	$—	$181,359

	Fair Value Measurements as of December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,409	$—	$—	$17,409
Marketable securities:
U.S. government agency bonds	—	7,262	—	7,262
Corporate bonds	—	33,592	—	33,592
	$17,409	$40,854	$—	$58,263

As of June 30, 2018 and December 31, 2017, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the six months ended June 30, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

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

Novartis is a related party because it is a principal stockholder of the Company. In January 2016, the Company entered into the Novartis Collaboration and sold 2,000,000 shares of its Series A-1 preferred stock to Novartis. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500 in a private placement.

During the six months ended June 30, 2018 the Company made a payment of $3,437 to Novartis for the reimbursement of manufacturing costs incurred by Novartis prior to December 31, 2017. During the six months ended June 30, 2017, the Company made no cash payments to Novartis related to the Novartis Collaboration.

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

In December 2016, Novartis purchased the Option for antibodies that bind to CD47 for $5,000, and as of December 31, 2017, there were three remaining Options that may be purchased by Novartis. In March 2018, Novartis notified the Company of its decision not to exercise its purchased Option related to CD47. In March 2018, the Company and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Novartis Collaboration. Accordingly, as of June 30, 2018, Novartis had two Options remaining eligible for purchase, each of which can be exercised.

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

Financial Terms

Upon entering into the Novartis Collaboration in January 2016, Novartis made an upfront payment to the Company of $70,000. In addition, Novartis is obligated to pay the Company a fee to the extent it desires to purchase each Option for each Option Target and another fee to exercise such purchased Option, which entitles the Company to an aggregate of up to $67,500 in option purchase and option exercise payments, of which $5,000 had been received as of June 30, 2018. The Company is also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones as well as tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Novartis Collaboration, the maximum aggregate amount of potential option purchase, option exercise and milestone payments the Company was entitled to was up to $1,167,500, of which $80,000 had been received as of June 30, 2018. Such amount of potential option purchase, option exercise and milestone payments assumed that Novartis purchased, and exercised, all of the Options available to it pursuant to the Novartis Collaboration as well as the successful clinical development of and achievement of all sales milestones for all targets covered by the Novartis Collaboration. In March 2018, Novartis notified the Company of its decision not to exercise its Option related to CD47. The Company is required to pay Novartis tiered royalties ranging from high single-digit to mid-teens percentages on annual net sales by the Company of regional licensed products in the United States. The royalty payments are subject to reduction under specified conditions set forth in the Novartis Collaboration.

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

Accounting under ASC 605

The Company determined that the deliverables under the Novartis Collaboration included (i) the worldwide exclusive license to CD73 antibody candidates, which was delivered to Novartis in January 2016 upon entering into the agreement and (ii) the Company’s research and development and joint steering committee participation obligations under the agreement. The Company also determined that none of these deliverables have standalone value due to the specialized nature of the services to be provided by the Company in connection with the Novartis Collaboration. Therefore, at the inception of the arrangement, the Company concluded that the deliverables were not separable and, accordingly, the Company treated the license and undelivered services as a single unit of accounting and recognized revenue on a straight-line basis over the period that the Company expected to complete its performance obligations under the agreement, which was estimated to be ten years. Accordingly, the Company recognized the upfront payment and milestone payments received over the estimated ten-year period of performance.

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

In February 2018, the Company received an additional milestone payment of $45,000 from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for SRF373. Upon achieving the milestone, the Company concluded this variable consideration associated with this milestone was no longer constrained and included the $45,000 in the transaction price. The Company recognized $24,196 as collaboration revenue – related party in the six months ended June 30, 2018, based on the ratio of actual costs incurred as of the milestone achievement date to the total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Novartis Collaboration. The remaining unrecognized amount of $20,804 is recorded as deferred revenue – related party as of June 30, 2018 and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred under the Novartis Collaboration.

In March 2018, Novartis notified the Company of its decision not to exercise its option related to CD47. The Company recognized the $5,000 exclusive option right payment as collaboration revenue – related party in the first quarter of 2018 because the Company no longer has any remaining performance obligations related to CD47.

In March 2018, the Company and Novartis elected to terminate a specified target under the Novartis Collaboration. Future costs associated with this target were removed from the estimated total costs in the cost-to-cost model.

For the three and six months ended June 30, 2018 and 2017, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	2018	2017	2018	2017
Collaboration revenue - related party	$2,428	$6,195	$47,923	$7,867

The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	June 30, 2018
Contract Liabilities (1)
Total deferred revenue - related party	$82,105	$45,000	$(61,657)	$65,448
(1)

Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period and cumulative catch-up adjustment recognized upon adoption of ASC 606 on January 1, 2018.

During the three and six months ended June 30, 2018, the Company recognized $1,656 and $18,727, respectively, of revenue related to the amounts included in contract liability balance at the beginning of the period. The aggregate amount of the transaction price allocated to the single performance obligation that are partially unsatisfied was $65,448.

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

7. Stockholders’ Equity (Deficit)

Common Stock

As of June 30, 2018 and December 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 and 53,000,000 shares, respectively, of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the Redeemable Convertible Preferred Stock. When dividends are declared on shares of common stock, the Company must declare at the same time a dividend payable to the holders of Redeemable Convertible Preferred Stock equivalent to the dividend amount they would receive if each preferred share were converted into common stock. The Company may not pay dividends to common stockholders until all dividends accrued or declared but unpaid on the Redeemable Convertible Preferred Stock have been paid in full. No dividends have been declared or paid by the Company through June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had reserved 6,271,786 and 20,703,575 shares, respectively, of common stock for the conversion of the outstanding shares of Redeemable Convertible Preferred Stock, the exercise of outstanding stock options and the number of shares remaining available for future grant under the Company’s 2014 Stock Incentive Plan and 2018 Stock Option and Incentive Plan.

On April 23, 2018, the Company completed its initial public offering of its common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108,000, or net proceeds of $97,209.  Concurrent with the initial public offering, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500, in a private placement.

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

As of June 30, 2018 all remaining shares available under the 2014 Plan were transferred to the 2018 Plan. As of December 31, 2017 733,060 shares were available for future issuance under the 2014 Plan.

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

As of June 30, 2018 1,555,603 shares were available for future issuance under the 2018 Plan.

Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2017	3,106,891	$3.68	8.69	$14,361
Granted	1,514,366	11.23
Exercised	(84,311)	1.89
Forfeited	(77,581)	2.23
Outstanding as of June 30, 2018	4,459,365	$6.29	8.62	$44,655

Options exercisable at June 30, 2018	1,385,242	$3.35	7.62	$17,955

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2018 and December 31, 2017 was $7.42 and $3.72, respectively.

As of June 30, 2018 and December 31, 2017, there were outstanding stock options held by non-employees for the purchase of 392,371 and 369,645 shares of common stock, respectively, with service-based vesting conditions.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock awards in the following expense categories of its statements of operations and comprehensive income (loss):

	Six months ended June 30,
	2018	2017
Research and development expenses	$1,641	$784
General and administrative expenses	1,140	448
	$2,781	$1,232

As of June 30, 2018, the Company had an aggregate of $15,828 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.22 years.

9. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(15,852)	$(6,573)	$15,360	$(15,199)
Accretion of redeemable convertible preferred stock to redemption value	—	(10)	(11)	(20)
Net income attributable to redeemable convertible preferred stockholders	—	—	(7,077)	—
Net income (loss) attributable to common stockholders	$(15,852)	$(6,583)	$8,272	$(15,219)
Denominator:
Weighted average commons shares outstanding—basic	21,595,586	2,413,879	12,213,717	2,415,662
Net (loss) income per share attributable to common stockholders—basic	$(0.73)	$(2.73)	$0.68	$(6.30)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(15,852)	$(6,573)	$15,360	$(15,199)
Accretion of redeemable convertible preferred stock to redemption value	—	(10)	(11)	(20)
Net income attributable to redeemable convertible preferred stockholders	—	—	(7,077)	—
Net income (loss) attributable to common stockholders	$(15,852)	$(6,583)	$8,272	$(15,219)
Denominator:
Weighted average commons shares outstanding—basic	21,595,586	2,413,879	12,213,717	2,415,662
Dilutive effect of common stock equivalents	—	—	1,591,663	—
Weighted average common shares outstanding - diluted	21,595,586	2,413,879	13,805,380	2,415,662
Net income (loss) per share attributable to common stockholders—diluted	$(0.73)	$(2.73)	$0.60	$(6.30)

Stock options for the purchase of 727,552 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the six months ended June 30, 2018 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

There were zero outstanding common stock equivalents that had an anti-dilutive impact on net income per share attributable to common stockholders for the three months ended June 30, 2018 or for the three and six months ended June 30, 2017.

10. Income Taxes

During the three and six months ended June 30, 2018, the Company recorded no provision from income taxes for the net income generated in the period because the Company is forecasting a loss for the year ended December 31, 2018.

During the three and six months ended June 30, 2017, the Company recorded an income tax provision of $164 and $378, respectively, which was primarily due to the federal and state income tax treatment of the payments received under the Novartis Collaboration.

Prepaid income taxes of $5,357 and $6,513 at June 30, 2018 and December 31, 2017, respectively, were included in prepaid expenses and other current assets on the condensed consolidated balance sheet and consist primarily of amounts receivable under a refund claim filed with the Internal Revenue Service as well as amounts paid to the Internal Revenue Service that will be applied to income taxes due in the future.

Our preliminary estimate of the Tax Cuts and Jobs Act of 2017, or TCJA, and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. For the six months ended June 30, 2018, there were no changes to management’s analysis originally performed as of December 31, 2017.

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

Lease Amendment

In May 2018, the Company executed an amendment to lease an additional 33,529 square feet for a term of 10 years at 50 Hampshire Street that is intended to support its continued growth. The original lease term was extended to co-terminate with the additional space. The Company will pay annual rent of $71.00 per rentable square foot for the first year, with increases of $1.00 per rentable square foot for the remainder of the term. The additional space will be available for occupancy in 2020.

12. Related Party Transactions

Research Agreement with Vaccinex, Inc.

On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the three and six months ended June 30, 2018, the Company incurred an expense payable to Vaccinex for $64 and $133, respectively, as a technology access fee upon entering into the agreement and project initiation expenses. No amounts were due by the Company to Vaccinex as of December 31, 2017.

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

We believe ours to be a more comprehensive approach, engaging both the innate and adaptive arms of the immune system. We identify key components within the TME to gain a deep understanding of its biology, leverage this understanding to define optimal therapeutic targets and the patients most likely to benefit and develop novel antibody therapeutics with differentiated biologic activity. By utilizing our specialized knowledge and expertise in immunology, oncology, antibody selection and characterization, and translational research, we have developed a broad pipeline of clinical and preclinical TME-focused programs.  We believe our portfolio represents the next generation of immuno-oncology therapies. In January 2016, we entered into a strategic collaboration with Novartis to leverage our combined expertise and resources to develop novel immunotherapies targeting the TME.

Our lead product candidate, SRF231, targets a protein called cluster of differentiation, or CD, 47.  We initiated a Phase 1 clinical trial of SRF231 in February 2018 and expect to report initial clinical results from this trial in the first half of 2019.  In June 2018, a Phase 1 trial of SRF373/NZV930, a fully human antibody targeting CD73, was initiated by Novartis marking the second of Surface’s immunotherapies to advance into the clinic this year. SRF373/NZV930 has been exclusively licensed on a worldwide basis to Novartis. Additionally, development candidates have been identified for our CD39 and interleukin 27, or IL-27, programs, SRF617 and SRF388, respectively, and IND-enabling studies have been initiated.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7.2 million shares of our common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million.  Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million in a private placement.

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including SRF231 and SRF373, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of preferred stock and payments received under a collaboration agreement, or the Collaboration Agreement, with Novartis Institutes for BioMedical Research, Inc., or Novartis. Through June 30, 2018, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $185.6 million.

Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net income was $15.4 million for the six months ended June 30, 2018 and our net loss was $15.9 million for the three months ended June 30, 2018. Our net loss was $6.6 million and $15.2 million, respectively, for the three and six months ended June 30, 2017. As of June 30, 2018, we had an accumulated deficit of $44.8 million. We expect to generate a net loss for the year ending December 31, 2018 and will continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially, particularly as we:

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

We believe that our existing cash, cash equivalents and marketable securities as of August 14, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

At the time we entered into the Collaboration Agreement in January 2016, Novartis made an upfront payment to us of $70.0 million. Under the Collaboration Agreement, Novartis will also pay us a fee to purchase each Option for each Option Target and another fee to exercise an Option. As of June 30, 2018, we had received $5.0 million in option purchase payments and we are currently entitled to an aggregate of up to $67.5 million of potential option purchase and option exercise payments. We are also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones and tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Collaboration Agreement, we are currently entitled to potential option purchase, option exercise and milestone payments aggregating up to $1.17 billion, of which $80.0 million had been received as of June 30, 2018. Such amount of potential option purchase, option exercise and milestone payments assumes that Novartis purchases, and exercises both of the remaining Options available to it pursuant to the Collaboration Agreement as well as the successful clinical development of and achievement of all sales milestones for all targets covered by the Collaboration Agreement. In addition, we are required to pay Novartis tiered royalties on annual net sales by us of regional licensed products in the United States ranging from high single-digit to mid-teens percentages. The royalty payments are subject to reduction under specified conditions set forth in the Collaboration Agreement. In January 2016, Novartis also purchased $13.5 million of our Series A-1 preferred stock. The equity investment was made at fair value, and we determined it to be distinct from the Collaboration Agreement.

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

In February 2018, we received an additional milestone payment of $45.0 million from Novartis upon Novartis’ receipt of the first final audited GLP toxicology study report for SRF373. Upon achieving the milestone, we concluded this variable consideration was no longer constrained and included this amount in the transaction price. We recognized $24.2 million as collaboration revenue – related party in the first quarter of 2018, based on the ratio of our actual costs incurred as of the milestone achievement date to our total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Collaboration Agreement. The remaining unrecognized amount of $20.8 million is recorded as deferred revenue as of June 30, 2018 and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred by us under the Collaboration Agreement.

In March 2018, Novartis notified us of its decision not to exercise its option related to CD47. We recognized the $5,000 exclusive option right payment as collaboration revenue – related party in the first quarter of 2018 because we no longer have any remaining performance obligations related to CD47. Through June 30, 2018, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments and option purchase payments.

During the three and six months ended June 30, 2018 we recognized revenue of $2.4 million and $47.9 million, respectively, related to the Collaboration Agreement. During the three and six months ended June 30, 2017 we recognized revenue of $6.2 million and $7.9 million, respectively, related to the Collaboration Agreement.

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

The following table summarizes our research and development expenses by program:

	Three months June 30, 2018		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
SRF231	$7,192	$4,023	$10,917	$8,001
SRF373	—	1,709	12	1,709
SRF388	1,443	635	1,783	1,139
SRF617	707	154	2,165	556
Other early-stage programs	792	227	1,635	667
Unallocated research and discovery expenses	4,964	3,972	9,676	7,328
Total research and development expenses	$15,098	$10,720	$26,188	$19,400

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any of our product candidates that we develop from our programs. We are also unable to predict when, if ever, net cash inflows will commence from sales of product candidates we develop. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Interest and Other Income (Expense), Net

Interest and other income consists primarily of interest earned on our cash, cash equivalents and marketable securities. We expect our interest income to increase slightly in the future due to investing the anticipated net cash proceeds from the initial public offering completed in April 2018.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, along with the changes in those items:

	Three months June 30, 2018
	2018	2017	Change
	(in thousands)
Collaboration revenue - related party	$2,428	$6,195	$(3,767)
Operating expenses:
Research and development	15,098	10,720	4,378
General and administrative	3,913	2,004	1,909
Total operating expenses	19,011	12,724	6,287
Income (loss) from operations	(16,583)	(6,529)	(10,054)
Interest and other income (expense), net	731	120	611
Net income (loss) before income taxes	(15,852)	(6,409)	(9,443)
Provision for income taxes	—	(164)	164
Net income (loss)	$(15,852)	$(6,573)	$(9,279)

Collaboration Revenue

Collaboration revenue was $2.4 million and $6.2 million for the three months ended June 30, 2018 and 2017, respectively, all of which was derived from the Collaboration Agreement. The decrease in collaboration revenue-related party during the quarter ended June 30, 2018 was primarily due to the changes in our revenue recognition method which we adopted on January 1, 2018.

Research and Development Expenses

	Three months June 30, 2018
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
SRF231	$7,192	$4,023	$3,169
SRF373	—	1,709	(1,709)
SRF388	1,443	635	808
SRF617	707	154	553
Other early-stage programs	792	227	565
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,562	2,453	1,109
Facility related and other	1,402	1,519	(117)
Total research and development expenses	$15,098	$10,720	$4,378

Research and development expenses were $15.1 million for the three months ended June 30, 2018, compared to $10.7 million for the three months ended June 30, 2017. The increase of $4.4 million was primarily due to increases of $3.2 million in external costs for our SRF231 program, $0.8 million in external costs for our SRF388 program, $0.6 million in our early-stage programs and $0.6 million for research and discovery and unallocated costs, partially offset by reductions of $1.7 million in external costs for our SRF373.

The increase in research and development expenses for our SRF231 program was primarily due to the commencement of clinical studies and continuing contract manufacturing work.

The increase in research and development expenses for our SRF388 program was primarily due to the exercise of an option for an exclusive license to the antibodies related to this program.

The increase in research and development expenses for our SRF617 program was primarily due to the commencement of contract manufacturing work.

The increase in research and development expenses for our other early-stage programs was primarily due to advancement and initiation of new early discovery programs.

The increase in research and discovery and unallocated expenses was primarily due to increases of $1.1 million in personnel-related costs due to increased headcount, partially offset by $0.1 million in decreased facility and other costs.

The decreases in research and development expenses for our SRF373 program was due to the completion of IND-enabling activities during 2017 and Novartis taking over the program development.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended June 30, 2018, compared to $2.0 million for the three months ended June 30, 2017. The increase of $1.9 million was primarily due to increases of $1.2 million in personnel-related costs as a result of an increase in headcount; an increase of $0.3 million for professional fees related to legal and accounting services; and an increase of $0.3 million in facility and other costs.

Interest and Other Income (Expense), Net

Interest and other income was approximately $0.7 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities. Increases in interest income was due to investing of the initial public offering proceeds in April 2018.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, along with the changes in those items:

	Six months ended June 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue - related party	$47,923	$7,867	$40,056
Operating expenses:
Research and development	26,188	19,400	6,788
General and administrative	7,275	3,550	3,725
Total operating expenses	33,463	22,950	10,513
Income (loss) from operations	14,460	(15,083)	29,543
Interest and other income (expense), net	900	262	638
Net income (loss) before income taxes	15,360	(14,821)	30,181
Provision for income taxes	—	(378)	378
Net income (loss)	$15,360	$(15,199)	$30,559

Collaboration Revenue

Collaboration revenue was $47.9 million and $7.9 million for the six months ended June 30, 2018 and 2017, respectively, all of which was derived from the Collaboration Agreement. The increase in collaboration revenue-related party during the six months ended June 30, 2018 was primarily due to the partial recognition of $24.2 million in revenue related to a milestone payment of $45.0 million that we received in February 2018 from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for SRF373. The remaining unrecognized amount will subsequently be recognized as revenue over the performance period in proportion to the costs incurred by us under the Collaboration Agreement.

Research and Development Expenses

	Six months ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
SRF231	$10,917	$8,001	$2,916
SRF373	12	1,709	(1,697)
SRF388	1,783	1,139	644
SRF617	2,165	556	1,609
Other early-stage programs	1,635	667	968
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	6,970	4,557	2,413
Facility related and other	2,706	2,771	(65)
Total research and development expenses	$26,188	$19,400	$6,788

Research and development expenses were $26.2 million for the six months ended June 30, 2018, compared to $19.4 million for the six months ended June 30, 2017. The increase of $6.8 million was primarily due to increases of $2.9 million in external costs for our SRF231 program, $1.6 million for our SRF617 program, $0.6 million for the SRF388 program, $1.0 million in our early-stage programs and $2.3 million for research and discovery and unallocated costs, partially offset by reductions of $1.7 million in external costs for our SRF373 program.

The increase in research and development expenses for our SRF231 program was primarily due to the commencement of clinical studies and continuing contract manufacturing work.

The increase in research and development expenses for our SRF388 program was primarily due to the exercise of an option for an exclusive license to the antibodies related to this program.

The increase in research and development expenses for our SRF617 program was primarily due to the commencement of contract manufacturing work.

The increase in research and development expenses for our other early-stage programs was primarily due to advancement and initiation of new early discovery programs.

The increase in research and discovery and unallocated expenses was primarily due to increases of $2.4 million in personnel-related costs due to increased headcount, offset partially $0.1 million in decreased facility and laboratory costs.

The decreases in research and development expenses for our SRF373 program was due to the completion of IND-enabling activities during 2017 and Novartis taking over the program development.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the six months ended June 30, 2018, compared to $3.6 million for the six months ended June 30, 2017. The increase of $3.7 million was primarily due to increases of $2.1 million in personnel-related costs as a result of an increase in headcount; an increase of $1.0 million for professional fees related to legal and accounting services; and an increase of $0.6 million in facility costs and other expenses related to our new corporate headquarters.

Interest and Other Income (Expense), Net

Interest and other income was approximately $0.9 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities. Increases in interest income was due to investing of the initial public offering proceeds in April 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from the sales of preferred stock and payments received under the Collaboration Agreement. Through June 30, 2018, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $185.6 million.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7.2 million shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million, in a private placement.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	completing clinical development of existing product candidates and programs, identifying new product candidates and completing preclinical and clinical development of such product candidates;
•	seeking and obtaining marketing approvals for any of product candidates that we develop;
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

Cash Flows

The following table summarizes information regarding our cash flows for each of the periods presented:

	Six months ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,866	$11,508
Investing activities	(94,511)	17,253
Financing activities	110,068	1
Net increase in cash and cash equivalents and restricted cash	$28,423	$28,762

Operating Activities

During the six months ended June 30, 2018, net cash provided by operating activities was $12.9 million, primarily due to our net income of $15.4 million and non-cash charges of $3.4 million partially offset by net cash used by changes in our operating assets and liabilities of $5.9 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $2.4 million decrease in accrued expenses and other current liabilities, and a $2.9 million decrease in deferred revenue-related party, and an increase in $0.5 million increase in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities was primarily due to payments of manufacturing costs incurred to support ongoing clinical trial activities, payment to Novartis for balances due and the decrease in accounts payable was due to timing of invoices for manufacturing expenses.

During the six months ended June 30, 2017, net cash used in operating activities was $11.5 million, primarily resulting from our net loss of $15.2 million partially offset by net cash provided by changes in our operating assets and liabilities of $26.4 million and net non-cash charges of $0.3 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a $5.0 million decrease in amounts due from Novartis, a related party, increase of $22.1 million in deferred revenue – related party, partially offset by a decrease of $0.7 million in accounts payable. The decrease in accounts payable was due to timing of invoices for clinical manufacturing costs.

Investing Activities

During the six months ended June 30, 2018, net cash used by investing activities was $94.5 million, primarily due to purchases of marketable securities of $107.3 million and $0.6 million of purchases of property and equipment, partially offset by $13.4 million of proceeds from sales or maturities of marketable securities.

During the six months ended June 30, 2017, net cash provided by investing activities was $17.3 million, consisting primarily of $18.6 million in proceeds from sales or maturities of marketable securities partially offset by $1.3 million of purchases of property and equipment, primarily related to leasehold improvements in our corporate headquarters facility.

Financing Activities

During the three months ended June 30, 2018, net cash provided by financing activities was $110.1 million consisting primarily of $100.4 million net proceeds received upon the completion of the initial public offering in April 2018, $11.5 million from a private placement of common stock with Novartis, a related party and $0.2 million of proceeds received from the exercise of stock options, partially offset by $2.0 million paid for initial public offering costs.

During the three months ended June 30, 2017, there was no material financing activity.

Contractual Obligations

We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.

During the six months ended June 30, 2018, there were no material changes, other than the item mentioned below, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our initial public offering of our common stock filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on April 19, 2018.

Lease Amendment

In May 2018, we executed an amendment to lease an additional 33,526 square feet at 50 Hampshire Street in Cambridge, Massachusetts, with a 10-year term. The original lease term was extended to co-terminate with the additional space. We will pay annual rent of $71.00 per rentable square foot for the first year, with annual increases of $1.00 per rentable square foot for the remainder of the term. The additional space will be ready for occupancy in 2020.

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

Our cash, cash equivalents and marketable securities as of June 30, 2018 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2017, we filed an opposition in the European Patent Office opposing the grant of European Patent No. EP 2242512 to Stanford University. We are one of seven original parties opposing the grant of the European patent, which relates generally to CD47 antibodies for use in treating cancer. Stanford has filed a response to the seven oppositions. One party has withdrawn its opposition; oral arguments have been scheduled to commence on August 28, 2018, and the outcome of the opposition proceedings is uncertain. Furthermore, any party can appeal an opposition decision to the Technical Boards of Appeal at the European Patent Office. Accordingly, final resolution of the oppositions may be several years in the future.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2018.

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

During the period between April 1, 2018 and June 30, 2018, we granted to certain of our employees, consultants and directors options to purchase an aggregate of 106,452 shares of our common stock at an average exercise price of $13.98 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering.

During the period between April 1, 2018 and June 30, 2018, we issued an aggregate of 3,636 shares of common stock to certain of our employees, directors and consultants for cash consideration in the aggregate amount of $1,280 upon the exercise of stock options. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering.

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

We received aggregate net proceeds from the offering of $97.2 million, after deducting underwriting discounts and commissions of $7.6 million and estimated offering expenses of $3.1 million payable by us. Concurrent with the initial public offering, we issued Novartis, 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million, in a private placement. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

As of June 30, 2018, we have not used any of the net proceeds from the offering.  There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus dated April 18, 2018.

Purchases of Equity Securities by the Issuer

We repurchased the following shares of our common stock in the periods set forth in the table below:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2018 – May 31, 2018	10,161	$0.0003	—	—

(1)	In May 2018, we repurchased 10,161 shares of common stock, unvested under a restricted stock agreement at the time the agreement was terminated.
Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

Surface Oncology, Inc.

Date: August 14, 2018	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Executive Officer (Principal Executive, Financial and Accounting officer)