Form 10-Q
period 2018-09-30
Surface Oncology, Inc.
filed 2018-11-13
CIK 1718108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 8, 2018, the registrant had 27,681,724 shares of common stock, $0.0001 par value per share, outstanding.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$41,592	$22,455
Marketable securities	131,783	40,854
Restricted cash	—	85
Prepaid expenses and other current assets	4,538	7,936
Total current assets	177,913	71,330
Property and equipment, net	7,099	7,326
Restricted cash	1,198	1,000
Deferred offering costs	—	1,784
Other assets	68	14
Total assets	$186,278	$81,454
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,228	$3,215
Accrued expenses and other current liabilities	7,298	9,843
Deferred revenue - related party	15,760	9,837
Deferred rent	352	489
Total current liabilities	27,638	23,384
Deferred revenue - related party, non-current	47,957	72,268
Deferred rent, non-current	4,663	4,599
Total liabilities	80,258	100,251
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (Series A and A-1), $0.0001 par value; no shares authorized, issued and outstanding at September 30, 2018 and 37,100,000 shares authorized, issued and outstanding at December 31, 2017	—	48,517
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2018 and no shares authorized at December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 150,000,000 and 53,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 27,607,213 and 2,686,350 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	—
Additional paid-in capital	168,278	6,877
Accumulated other comprehensive loss	(190)	(246)
Accumulated deficit	(62,071)	(73,945)
Total stockholders’ equity (deficit)	106,020	(67,314)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$186,278	$81,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended September 30, 2018		Nine months ended September 30,
	2018	2017	2018	2017
Collaboration revenue - related party	$1,730	$2,480	$49,653	$10,347
Operating expenses:
Research and development	15,783	12,101	41,971	31,501
General and administrative	3,977	4,651	11,252	8,201
Total operating expenses	19,760	16,752	53,223	39,702
Loss from operations	(18,030)	(14,272)	(3,570)	(29,355)
Interest and other income (expense), net	808	208	1,708	470
Loss before income taxes	(17,222)	(14,064)	(1,862)	(28,885)
Provision for income taxes	—	(341)	—	(719)
Net loss	(17,222)	(14,405)	(1,862)	(29,604)
Accretion of redeemable convertible preferred stock to redemption value	—	(10)	(11)	(30)
Net loss attributable to common stockholders	$(17,222)	$(14,415)	$(1,873)	$(29,634)
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(5.75)	$(0.11)	$(12.11)
Weighted average common shares outstanding—basic and diluted	27,598,251	2,506,150	17,398,249	2,446,156
Comprehensive loss:
Net loss	$(17,222)	$(14,405)	$(1,862)	$(29,604)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $0	43	43	56	176
Comprehensive loss	$(17,179)	$(14,362)	$(1,806)	$(29,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

	Series A and A-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	37,100,000	$48,517	2,686,350	—	$6,877	$(246)	$(73,945)	$(67,314)
Issuance of common stock upon exercise of stock options	—	—	107,508	—	183	—	—	183
Repurchases of unvested restricted stock	—	—	(16,935)	—	—
Stock-based compensation expense	—	—	—	—	3,995	—	—	3,995
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	(11)
Conversion of redeemable convertible preferred stock to common stock	(37,100,000)	(48,528)	16,863,624	2	48,526			48,528
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	7,200,000	1	97,208			97,209
Issuance of common stock to a related party	—	—	766,666	—	11,500			11,500
Adjustment due to the adoption of ASC 606	—	—	—	—	—	—	13,736	13,736
Unrealized gain on marketable securities	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	(1,862)	(1,862)
Balances at September 30, 2018	—	$—	27,607,213	$3	$168,278	$(190)	$(62,071)	$106,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,862)	$(29,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	982	657
Stock-based compensation expense	3,995	4,036
Net amortization of premiums and discounts on marketable securities	(207)	407
Realized losses on marketable securities	—	2
Loss on disposal of property and equipment	13	35
Deferred income tax benefit	—	(3,156)
Changes in operating assets and liabilities:
Amounts due from related party	—	5,000
Prepaid expenses and other current assets	3,398	1,156
Other assets	(54)	(19)
Accounts payable	1,144	1,062
Accrued expenses and other current liabilities	(1,964)	2,517
Deferred rent	(73)	297
Deferred revenue - related party	(4,652)	19,654
Net cash provided by operating activities	720	2,044
Cash flows from investing activities:
Purchases of property and equipment	(896)	(1,395)
Purchases of marketable investments	(107,258)	—
Proceeds from sales or maturities of marketable securities	16,592	20,890
Net cash (used in) provided by investing activities	(91,562)	19,495
Cash flows from financing activities:
Payments of initial public offering costs	(2,031)	(253)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	100,440	—
Proceeds from issuance of common stock to a related party	11,500	—
Proceeds from exercise of stock options	183	39
Net cash provided by (used in) financing activities	110,092	(214)
Net increase in cash and cash equivalents and restricted cash	19,250	21,325
Cash and cash equivalents and restricted cash at beginning of period	23,540	11,080
Cash and cash equivalents and restricted cash at end of period	$42,790	$32,405
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$11	$30
Purchases of property and equipment included in accounts payable and accrued expenses	$322	$246
Deferred offering costs included in accrued expenses	$—	$78
Reclassification of deposit liability for restricted stock upon vesting of shares	$—	$36
Landlord incentives for construction of leasehold improvements recorded as deferred rent	$—	$2,377

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, proceeds from a collaboration agreement with Novartis and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2018, the Company had an accumulated deficit of $62,071.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of November 13, 2018, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date that the condensed consolidated financial statements are issued. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018 and the results of its operations and its cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2017 are also unaudited. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year period.

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

Condensed Consolidated Balance Sheets

	December 31, 2017	Cumulative Effect	January 1, 2018
Deferred revenue - related party, current and net of current portions	$82,105	$(13,736)	$68,369
Accumulated deficit	(73,945)	13,736	(60,209)

	September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Deferred revenue - related party	$15,760	$14,421	$1,339
Deferred revenue, net of current portion - related party	47,957	87,830	(39,873)
Accumulated deficit	(62,071)	(86,870)	24,799

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue - related party	$1,730	$3,634	$(1,904)	$49,653	$24,854	$24,799
Income from operations	(18,030)	(16,126)	(1,904)	(3,570)	(28,369)	24,799
Net income	(17,222)	(15,318)	(1,904)	(1,862)	(26,661)	24,799
Comprehensive income	(17,179)	(15,275)	(1,904)	(1,806)	(26,605)	24,799

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net income	$(1,862)	$(26,661)	$24,799
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred revenue - related party	(4,652)	20,147	(24,799)

During the nine months ended September 30, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

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

	As of September 30,
	2018	2017
Cash and cash equivalents	$41,592	$31,320
Restricted cash included in current assets	—	85
Restricted cash included in non-current assets	1,198	1,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$42,790	$32,405

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company anticipates material adjustments to its consolidated balance sheet for the recognition of a lease liability and a right of use asset for its operating leases, which primarily represents the lease of its corporate headquarters in Cambridge, Massachusetts.

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

In June, 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its results of operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. Marketable Securities

As of September 30, 2018, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$107,651	$—	$(55)	$107,596
U.S. Government agency bonds	2,900	—	(23)	2,877
Corporate bonds	21,422	—	(112)	21,310
	$131,973	$—	$(190)	$131,783

The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	September 30, 2018
	Amortized Cost	Fair Value
Maturing in one year or less	$131,973	$131,783
	$131,973	$131,783

As of December 31, 2017, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. government agency bonds	$7,300	$—	$(38)	$7,262
Corporate bonds	33,800	—	(208)	$33,592
	$41,100	$—	$(246)	$40,854

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2017
	Amortized Cost	Fair Value
Maturing in one year or less	$27,769	$27,672
Maturing after one year but less than two years	13,331	13,182
	$41,100	$40,854

The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of September 30, 2018 and December 31, 2017.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,856	$—	$—	$30,856
Marketable securities:
U.S. Treasury notes	—	107,596	—	107,596
U.S. Government agency bonds	—	2,877	—	2,877
Corporate bonds	—	21,310	—	21,310
	$30,856	$131,783	$—	$162,639

	Fair Value Measurements as of December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,409	$—	$—	$17,409
Marketable securities:
U.S. government agency bonds	—	7,262	—	7,262
Corporate bonds	—	33,592	—	33,592
	$17,409	$40,854	$—	$58,263

As of September 30, 2018 and December 31, 2017, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the nine months ended September 30, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

5. Collaboration Agreement with Novartis

Overview

In January 2016, the Company entered into a collaboration agreement with Novartis (the “Novartis Collaboration”), which was subsequently amended in May 2016, July 2017, September 2017 and October 2018 (the “October 2018 Amendment”). Pursuant to the Novartis Collaboration, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73, along with the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) to obtain certain development, manufacturing and commercialization rights. Novartis may exercise up to three purchased Options. Under the Novartis Collaboration, Novartis initially had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73). Of these, the Company would retain the U.S. commercial rights to two of such targets. The Novartis Collaboration is governed by a joint steering committee that is co-chaired by a chairperson designated by each of the Company and Novartis.  The October 2018 Amendment, among other things, modified certain definitions and provisions of the Novartis Collaboration to make them consistent with the amended and restated development and option agreement the Company entered into with Adimab LLC in October and clarified the parties’ rights and responsibilities relating to the amended agreement with Adimab LLC and diagnostic products.

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

During the nine months ended September 30, 2018 the Company made a payment of $3,437 to Novartis for the reimbursement of manufacturing costs incurred by Novartis prior to December 31, 2017. During the nine months ended September 30, 2017, the Company made no cash payments to Novartis related to the Novartis Collaboration.

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

Option Targets

Prior to the filing of an IND for an Option Target, Novartis may purchase the Option to obtain certain development, manufacturing and commercialization rights for antibodies that bind to the Option Target. To the extent Novartis does not elect to purchase an Option to an Option Target, the Option for such Option Target will expire and all rights to such Option Target under the Novartis Collaboration will terminate. Novartis may exercise up to a total of three purchased Options. Each exercised Option will be designated as either a regional or global option, with each such designation determining the development and commercialization rights between the parties with respect to such Option Target, corresponding antibody candidates and licensed products, as summarized below. The Company had the ability to designate the first Option as either regional or global. Of the remaining two Options, the Company and Novartis each have the ability to designate the geographical scope of one Option. Following Novartis’ exercise of an Option with respect to an Option Target, the Company will grant to Novartis licenses that are necessary to effectuate the development, manufacturing or commercialization rights associated with a regional or global option, as described below.

In December 2016, Novartis purchased the Option for antibodies that bind to CD47 for $5,000, and as of December 31, 2017, there were three remaining Options that may be purchased by Novartis. In March 2018, Novartis notified the Company of its decision not to exercise its purchased Option related to CD47. In March 2018, the Company and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Novartis Collaboration. Accordingly, as of September 30, 2018, Novartis had two Options remaining eligible for purchase, each of which can be exercised.

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

Exclusivity

Neither the Company nor Novartis may, alone or with any affiliate or third party, (i) research or develop any antibody that specifically binds to an Option Target for a specified period of time outside of the Novartis Collaboration or (ii) develop or commercialize any antibody that specifically binds to CD73 or any Option Target that subsequently becomes a licensed target for a specified period of time outside the Novartis Collaboration. The October 2018 Amendment clarified that Novartis is permitted to research, develop, manufacture or commercialize any diagnostic product that specifically binds to a licensed target, subject to Novartis’ compliance with its rights and obligations under the Novartis Collaboration Agreement, and provided that where such diagnostic product is an Adimab diagnostic product, Novartis may research, develop, manufacture or commercialize such Adimab diagnostic product solely for the purpose of research, development or commercialization of a therapeutic or prophylactic licensed product that specifically binds to the same licensed target.

Financial Terms

Upon entering into the Novartis Collaboration in January 2016, Novartis made an upfront payment to the Company of $70,000. In addition, Novartis is obligated to pay the Company a fee to the extent it desires to purchase an Option for any Option Target and another fee to exercise such purchased Option, which entitles the Company to an aggregate of up to $67,500 in option purchase and option exercise payments, of which $5,000 has been received . The Company is also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones as well as tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Novartis Collaboration, the maximum aggregate amount of potential option purchase, option exercise and milestone payments the Company was entitled to was up to $1,167,500, of which $80,000 had been received as of September 30, 2018. Such amount of potential option purchase, option exercise and milestone payments assumed that Novartis purchased, and exercised, all of the Options available to it pursuant to the Novartis Collaboration as well as the successful clinical development of and achievement of all sales milestones for all targets covered by the Novartis Collaboration. In March 2018, Novartis notified the Company of its decision not to exercise its Option related to CD47. The Company is required to pay Novartis tiered royalties ranging from high single-digit to mid-teens percentages on annual net sales by the Company of regional licensed products in the United States. The royalty payments are subject to reduction under specified conditions set forth in the Novartis Collaboration.

Termination

Unless terminated earlier, the Novartis Collaboration will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing or commercializing any antibody candidates or licensed products under the Novartis Collaboration. Novartis may terminate the Novartis Collaboration on a target-by-target basis for any reason upon prior notice to the Company within a specified time period. However, Novartis cannot terminate the Novartis Collaboration with respect to CD73 for a certain period of time following the effective date. Either party may terminate the Novartis Collaboration in full, or on a target-by-target basis, if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience or for the Company’s material breach or insolvency, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize certain products.

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

In February 2018, the Company received an additional milestone payment of $45,000 from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for SRF373. Upon achieving the milestone, the Company concluded this variable consideration associated with this milestone was no longer constrained and included the $45,000 in the transaction price. The Company recognized $24,746 as collaboration revenue – related party in the nine months ended September 30, 2018, based on the ratio of actual costs incurred as of the milestone achievement date to the total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Novartis Collaboration. The remaining unrecognized amount of $20,254 is recorded as deferred revenue – related party as of September 30, 2018 and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred under the Novartis Collaboration.

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

For the three and nine months ended September 30, 2018 and 2017, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	2018	2017	2018	2017
Collaboration revenue - related party	$1,730	$2,480	$49,653	$10,347

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	September 30, 2018
Contract Liabilities (1)
Total deferred revenue - related party	$82,105	$45,000	$(63,388)	$63,717
(1)

Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period and cumulative catch-up adjustment recognized upon adoption of ASC 606 on January 1, 2018.

During the three and nine months ended September 30, 2018, the Company recognized $1,181 and $19,908, respectively, of revenue related to the amounts included in contract liability balance at the beginning of the period. The aggregate amount of the transaction price allocated to the single performance obligation that are partially unsatisfied was $63,717.

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

7. Stockholders’ Equity (Deficit)

Common Stock

As of September 30, 2018 and December 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 and 53,000,000 shares, respectively, of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the Redeemable Convertible Preferred Stock. When dividends are declared on shares of common stock, the Company must declare at the same time a dividend payable to the holders of Redeemable Convertible Preferred Stock equivalent to the dividend amount they would receive if each preferred share were converted into common stock. The Company may not pay dividends to common stockholders until all dividends accrued or declared but unpaid on the Redeemable Convertible Preferred Stock have been paid in full. No dividends have been declared or paid by the Company through September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company had reserved 6,248,589 and 20,703,575 shares, respectively, of common stock for the conversion of the outstanding shares of Redeemable Convertible Preferred Stock, the exercise of outstanding stock options and the number of shares remaining available for future grant under the Company’s 2014 Stock Incentive Plan and 2018 Stock Option and Incentive Plan.

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

As of September 30, 2018 all remaining shares available under the 2014 Plan were transferred to the 2018 Plan. As of December 31, 2017, 733,060 shares were available for future issuance under the 2014 Plan.

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

As of September 30, 2018 1,482,730 shares were available for future issuance under the 2018 Plan.

Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2017	3,106,891	$3.68	8.69	$14,361
Granted	1,723,048	11.28
Exercised	(107,508)	1.70
Forfeited	(213,390)	5.46
Outstanding as of September 30, 2018	4,509,041	$6.54	8.25	$18,775

Options exercisable at September 30, 2018	1,663,869	$3.91	7.08	$10,683

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2018 and December 31, 2017 was $7.48 and $3.72, respectively.

As of September 30, 2018 and December 31, 2017, there were outstanding stock options held by non-employees for the purchase of 493,964 and 369,645 shares of common stock, respectively, with service-based vesting conditions.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock awards in the following expense categories of its statements of operations and comprehensive income (loss):

	Nine months ended September 30,
	2018	2017
Research and development expenses	$2,111	$1,434
General and administrative expenses	1,884	2,602
	$3,995	$4,036

As of September 30, 2018, the Company had an aggregate of $15,174 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.07 years.

9. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	2018	2017	2018	2017
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(17,222)	$(14,405)	$(1,862)	$(29,604)
Accretion of redeemable convertible preferred stock to redemption value	—	(10)	(11)	(30)
Net loss attributable to common stockholders	$(17,222)	$(14,415)	$(1,873)	$(29,634)
Denominator:
Weighted average commons shares outstanding—basic and diluted	27,598,251	2,506,150	17,398,249	2,446,156
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(5.75)	$(0.11)	$(12.11)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	September 30,
	2018	2017
Redeemable convertible preferred shares (as converted to common stock)	—	16,863,624
Stock options to purchase common stock	4,509,041	3,121,147
	4,509,041	19,984,771

10. Income Taxes

During the three and nine months ended September 30, 2018, the Company recorded no provision from income taxes because the Company is forecasting a loss for the year ended December 31, 2018.

During the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $341 and $719, respectively, which was primarily due to the federal and state income tax treatment of the payments received under the Novartis Collaboration.

Prepaid income taxes of $923 and $6,657 at September 30, 2018 and December 31, 2017, respectively, were included in prepaid expenses and other current assets on the condensed consolidated balance sheet and consist primarily of amounts receivable under a refund claim filed with the state authorities as well as amounts paid to the Internal Revenue Service that will be applied to income taxes due in the future.

The Company’s preliminary estimate of the Tax Cuts and Jobs Act of 2017, or TCJA, and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in its estimates. The final determination of the TCJA and the remeasurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. For the nine months ended September 30, 2018, there were no changes to management’s analysis originally performed as of December 31, 2017.

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

12. Related Party Transactions

Research Agreement with Vaccinex, Inc.

On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the three and nine months ended September 30, 2018, the Company incurred an expense payable to Vaccinex for $66 and $199, respectively, as a technology access fee upon entering into the agreement and project initiation expenses. No amounts were due by the Company to Vaccinex as of December 31, 2017.

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

Overview

We are a clinical-stage immuno-oncology company focused on using our specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment, or the TME, for the development of next-generation cancer therapies. While first-generation immuno-oncology therapies, such as checkpoint inhibitors, are a remarkable therapeutic advancement, we believe most patients do not achieve durable clinical benefit primarily because these therapies focus on only one element of the complex and interconnected immunosuppressive TME. We believe there is a significant opportunity to more broadly engage the body’s immune system, in a multi-faceted, coordinated and personalized approach, to meaningfully improve cure rates for patients with a variety of cancers.

We believe ours to be a more comprehensive approach, engaging both the innate and adaptive arms of the immune system. We develop a deep understanding of the biology of key components of the TME, leverage this understanding to define optimal therapeutic targets and the patients most likely to benefit, and develop novel antibody therapeutics with differentiated biologic activity. By utilizing our specialized knowledge and expertise in immunology, oncology, antibody selection and characterization, and translational research, we have developed a broad pipeline of clinical and preclinical TME-focused programs.  We believe our portfolio represents the next generation of immuno-oncology therapies. In January 2016, we entered into a strategic collaboration with Novartis to leverage our combined expertise and resources to develop novel immunotherapies targeting the TME.

Our lead product candidate, SRF231, targets a protein called cluster of differentiation, or CD, 47.  We initiated a Phase 1 clinical trial of SRF231 in February 2018, and expect to report initial clinical results from this trial in the first half of 2019.  In June 2018, a Phase 1 trial of SRF373/NZV930, a fully human antibody targeting CD73, was initiated by Novartis, marking the second of Surface’s immunotherapies to advance into the clinic this year. SRF373/NZV930 has been exclusively licensed on a worldwide basis to Novartis. Additionally, development candidates have been identified for our CD39 and interleukin 27, or IL-27, programs, SRF617 and SRF388, respectively, and IND-enabling studies are ongoing.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7.2 million shares of our common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million.  Concurrent with the initial public offering, we issued to Novartis Institutes for BioMedical Research, Inc., or Novartis, 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million in a private placement.

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including SRF231 and SRF373, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of preferred stock and payments received under a collaboration agreement, or the Collaboration Agreement, with Novartis. Through September 30, 2018, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $173.4 million.

Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $17.2 million and $1.9 million, respectively for the three and nine months ended September 30, 2018.  Our net loss was $14.4 million and $29.6 million, respectively, for the three and nine months ended September 30, 2017. As of September 30, 2018, we had an accumulated deficit of $62.1 million. We expect to generate a net loss for the year ending December 31, 2018 and will continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially, particularly as we:

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
•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with a commercial partner;

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

We believe that our existing cash, cash equivalents and marketable securities as of November 13, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

At the time we entered into the Collaboration Agreement in January 2016, Novartis made an upfront payment to us of $70.0 million. Under the Collaboration Agreement, Novartis will also pay us a fee to purchase each Option for each Option Target and another fee to exercise an Option. As of September 30, 2018, we had received $5.0 million in option purchase payments and we are currently entitled to an aggregate of up to $67.5 million of potential option purchase and option exercise payments. We are also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones and tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Collaboration Agreement, we are currently entitled to potential option purchase, option exercise and milestone payments aggregating up to $1.17 billion, of which $80.0 million had been received as of September 30, 2018. Such amount of potential option purchase, option exercise and milestone payments assumes that Novartis purchases, and exercises both of the remaining Options available to it pursuant to the Collaboration Agreement as well as the successful clinical development of and achievement of all sales milestones for all targets covered by the Collaboration Agreement. In addition, we are required to pay Novartis tiered royalties on annual net sales by us of regional licensed products in the United States ranging from high single-digit to mid-teens percentages. The royalty payments are subject to reduction under specified conditions set forth in the Collaboration Agreement. In January 2016, Novartis also purchased $13.5 million of our Series A-1 preferred stock. The equity investment was made at fair value, and we determined it to be distinct from the Collaboration Agreement.

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

In February 2018, we received an additional milestone payment of $45.0 million from Novartis upon Novartis’ receipt of the first final audited GLP toxicology study report for SRF373. Upon achieving the milestone, we concluded this variable consideration was no longer constrained and included this amount in the transaction price. We recognized $24.7 million as collaboration revenue – related party in the nine months ended September 30, 2018, based on the ratio of our actual costs incurred as of the milestone achievement date to our total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Collaboration Agreement. The remaining unrecognized amount of $20.3 million is recorded as deferred revenue as of September 30, 2018, and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred by us under the Collaboration Agreement.

In March 2018, Novartis notified us of its decision not to exercise its option related to CD47. We recognized the $5.0 million exclusive option right payment as collaboration revenue – related party in the first quarter of 2018 because we no longer have any remaining performance obligations related to CD47. Through September 30, 2018, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments and option purchase payments.

In October 2018, we amended the Novartis Collaboration to modify certain definitions and provisions within the Novartis Collaboration to make them consistent with the amended and restated development and option agreement we entered into with Adimab LLC in October 2018, and to clarify the parties’ rights and responsibilities relating to the amended agreement with Adimab LLC and diagnostic products. See Item 5 of this Quarterly Report on Form 10-Q for more information on the amended and restated development and option agreement.

During the three and nine months ended September 30, 2018 we recognized revenue of $1.7 million and $49.7 million, respectively, related to the Collaboration Agreement. During the three and nine months ended September 30, 2017 we recognized revenue of $2.5 million and $10.3 million, respectively, related to the Collaboration Agreement.

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

The following table summarizes our research and development expenses by program:

	Three months September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
SRF231	$7,583	$5,645	$18,500	$13,646
SRF373	944	582	956	2,291
SRF388	582	622	2,365	1,761
SRF617	1,038	82	3,203	638
Other early-stage programs	1,124	1,006	2,759	1,673
Unallocated research and discovery expenses	4,512	4,164	14,188	11,492
Total research and development expenses	$15,783	$12,101	$41,971	$31,501

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any of our product candidates that we develop from our programs. We are also unable to predict when, if ever, net cash inflows will commence from sales of product candidates we develop. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•	successful completion of clinical trials and preclinical studies;
•	sufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;
•	acceptance of INDs for our planned clinical trials or future clinical trials;
•	successful enrollment and completion of clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt of regulatory and marketing approvals from applicable regulatory authorities;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
•	entry into collaborations to further the development of our product candidates;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•	successfully launching commercial sales of our product candidates, if and when approved;
•	acceptance of our product candidates’ benefits and uses, if and when approved, by patients, the medical community and third-party payors;
•	maintaining a continued acceptable safety profile of the product candidates following approval;
•	effectively competing with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs, as well as investor and public relations expenses, associated with operating as a public company.

Interest and Other Income (Expense), Net

Interest and other income consists primarily of interest earned on our cash, cash equivalents and marketable securities. We expect our interest income to increase slightly in the future due to investing the net cash proceeds from the initial public offering completed in April 2018.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, along with the changes in those items:

	Three months September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue - related party	$1,730	$2,480	$(750)
Operating expenses:
Research and development	15,783	12,101	3,682
General and administrative	3,977	4,651	(674)
Total operating expenses	19,760	16,752	3,008
Loss from operations	(18,030)	(14,272)	(3,758)
Interest and other income (expense), net	808	208	600
Net loss before income taxes	(17,222)	(14,064)	(3,158)
Provision for income taxes	—	(341)	341
Net loss	$(17,222)	$(14,405)	$(2,817)

Collaboration Revenue

Collaboration revenue was $1.7 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, all of which was derived from the Collaboration Agreement. The decrease in collaboration revenue-related party during the quarter ended September 30, 2018 was primarily due to the changes in our revenue recognition method which we adopted on January 1, 2018.

Research and Development Expenses

	Three months ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
SRF231	$7,583	$5,645	$1,938
SRF373	944	582	362
SRF388	582	622	(40)
SRF617	1,038	82	956
Other early-stage programs	1,124	1,006	118
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,136	2,770	366
Facility related and other	1,376	1,394	(18)
Total research and development expenses	$15,783	$12,101	$3,682

Research and development expenses were $15.8 million for the three months ended September 30, 2018, compared to $12.1 million for the three months ended September 30, 2017. The increase of $3.7 million was primarily due to increases of $1.9 million in external costs for our SRF231 program, $1.0 million in external costs for our SRF617 program, $0.4 million in external costs for our SRF373, $0.1 million in our early-stage programs and $0.3 million for research and discovery and unallocated costs.

The increase in research and development expenses for our SRF231 program was primarily due to the commencement of clinical studies and continuing contract manufacturing work.

The increase in research and development expenses for our SRF617 program was primarily due to the commencement of contract manufacturing work.

The increase in research and discovery and unallocated expenses was primarily due to increases of $0.4 million in personnel-related costs due to increased headcount.

The increase in research and development expenses for our SRF373 program was due to a milestone payment on a license agreement related to the completion of first patient dosing in July 2018.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended September 30, 2018, compared to $4.7 million for the three months ended September 30, 2017. The decrease of $0.7 million was primarily due to decreases of $1.0 million in personnel related costs, due to one-time charge related to separation costs for our former chief executive officer during the three months ended September 30, 2017, partially offset by an increase of $0.3 million in facility and other costs.

Interest and Other Income (Expense), Net

Interest and other income was approximately $0.8 million and $0.2 million during the three months ended September 30, 2018 and 2017, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities. Increase in interest income was due to investing of the initial public offering proceeds in April 2018.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, along with the changes in those items:

	Nine months ended September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue - related party	$49,653	$10,347	$39,306
Operating expenses:
Research and development	41,971	31,501	10,470
General and administrative	11,252	8,201	3,051
Total operating expenses	53,223	39,702	13,521
Income (loss) from operations	(3,570)	(29,355)	25,785
Interest and other income (expense), net	1,708	470	1,238
Net income (loss) before income taxes	(1,862)	(28,885)	27,023
Provision for income taxes	—	(719)	719
Net income (loss)	$(1,862)	$(29,604)	$27,742

Collaboration Revenue

Collaboration revenue was $49.7 million and $10.3 million for the nine months ended September 30, 2018 and 2017, respectively, all of which was derived from the Collaboration Agreement. The increase in collaboration revenue-related party during the nine months ended September 30, 2018 was primarily due to the partial recognition of $24.7 million in revenue related to a milestone payment of $45.0 million that we received in February 2018 from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for SRF373. The remaining unrecognized amount will subsequently be recognized as revenue over the performance period in proportion to the costs incurred by us under the Collaboration Agreement.

Research and Development Expenses

	Nine months ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
SRF231	$18,500	$13,646	$4,854
SRF373	956	2,291	(1,335)
SRF388	2,365	1,761	604
SRF617	3,203	638	2,565
Other early-stage programs	2,759	1,673	1,086
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	10,106	7,327	2,779
Facility related and other	4,082	4,165	(83)
Total research and development expenses	$41,971	$31,501	$10,470

Research and development expenses were $42.0 million for the nine months ended September 30, 2018, compared to $31.5 million for the nine months ended September 30, 2017. The increase of $10.5 million was primarily due to increases of $4.9 million in external costs for our SRF231 program, $2.6 million for our SRF617 program, $0.6 million for the SRF388 program, $1.1 million in our early-stage programs and $2.7 million for research and discovery and unallocated costs, partially offset by reductions of $1.3 million in external costs for our SRF373 program.

The increase in research and development expenses for our SRF231 program was primarily due to the commencement of clinical studies and continuing contract manufacturing work.

The increase in research and development expenses for our SRF388 program was primarily due to payment made for an exclusive license to the antibodies related to this program.

The increase in research and development expenses for our SRF617 program was primarily due to the commencement of contract manufacturing work.

The increase in research and development expenses for our other early-stage programs was primarily due to advancement and initiation of new early discovery programs.

The increase in research and discovery and unallocated expenses was primarily due to increases of $2.8 million in personnel-related costs due to increased headcount, offset partially $0.1 million in decreased facility and laboratory costs.

The decreases in research and development expenses for our SRF373 program was due to the completion of IND-enabling activities during 2017 and Novartis taking over the program development.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the nine months ended September 30, 2018, compared to $8.2 million for the nine months ended September 30, 2017. The increase of $3.1 million was primarily due to increases of $1.3 million in personnel-related costs as a result of an increase in headcount; an increase of $1.0 million for professional fees related to legal and accounting services; and an increase of $0.8 million in facility costs and other expenses related to our new corporate headquarters.

Interest and Other Income (Expense), Net

Interest and other income was approximately $1.7 million and $0.5 million during the nine months ended September 30, 2018 and 2017, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities. Increase in interest income was due to investing of the initial public offering proceeds in April 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from the sales of preferred stock and payments received under the Collaboration Agreement and proceeds from our initial public offering of common stock. Through September 30, 2018, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $173.4 million.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7.2 million shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million, in a private placement.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates and our discovery programs and conduct research under the Collaboration Agreement. In addition, we expect to continue to incur additional costs associated with operating as a public company.

We believe that our existing cash, cash equivalents and marketable securities as of November 13, 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes information regarding our cash flows for each of the periods presented:

	Nine months ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$720	$2,044
Investing activities	(91,562)	19,495
Financing activities	110,092	(214)
Net increase in cash and cash equivalents and restricted cash	$19,250	$21,325

Operating Activities

During the nine months ended September 30, 2018, net cash provided by operating activities was $0.7 million, primarily due to non-cash charges of $4.8 million partially offset by net cash used by our net loss of $1.9 million and changes in our operating assets and liabilities of $2.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $2.0 million decrease in accrued expenses and other current liabilities, a $4.7 million decrease in deferred revenue-related party, and an increase in $3.4 million increase in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities was primarily due to payments of manufacturing costs incurred to support ongoing clinical trial activities, payment to Novartis for balances due and the decrease in accounts payable was due to timing of invoices for manufacturing expenses.

During nine months ended September 30, 2017, net cash provided by operating activities was $2.0 million, primarily resulting from net cash provided by changes in our operating assets and liabilities of $29.7 million and net non-cash charges of $2.0 million offset by our net loss of $29.6 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $5.0 million decrease in amounts due from Novartis, a related party, increase of $19.7 million in deferred revenue – related party, increase of $2.5 million in accrued expenses and other current liabilities and $1.0 million in accounts payable. The increase in accrued expenses and accounts payable was due to timing of invoices for clinical manufacturing costs.

Investing Activities

During the nine months ended September 30, 2018, net cash used by investing activities was $91.6 million, primarily due to purchases of marketable securities of $107.3 million and $0.9 million of purchases of property and equipment, partially offset by $16.6 million of proceeds from sales or maturities of marketable securities.

During the nine months ended September 30, 2017, net cash provided by investing activities was $19.5 million, consisting primarily of $20.9 million in proceeds from sales or maturities of marketable securities partially offset by $1.4 million of purchases of property and equipment, primarily related to leasehold improvements in our corporate headquarters facility.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $110.1 million consisting primarily of $100.4 million net proceeds received upon the completion of the initial public offering in April 2018, $11.5 million from a private placement of common stock with Novartis, a related party and $0.2 million of proceeds received from the exercise of stock options, partially offset by $2.0 million paid for initial public offering costs.

During the nine months ended September 30, 2017, there was no material financing activity.

Contractual Obligations

We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.

During the nine months ended September 30, 2018, there were no material changes, other than the item mentioned below, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our initial public offering of our common stock filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on April 19, 2018.

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

Our cash, cash equivalents and marketable securities as of September 30, 2018 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2017, we filed an opposition in the European Patent Office opposing the grant of European Patent No. EP 2242512 to Stanford University (the “Stanford Patent”). We are one of seven original parties opposing the grant of the Stanford Patent, which relates generally to CD47 antibodies for use in treating cancer.  In August 2018, together with two other opponents, we presented oral arguments to the Opposition Division of the European Patent Office (the “Opposition Division”). The Opposition Division maintained certain claims of the Stanford Patent. The Opposition Division has not yet issued its written opinion outlining the grounds for the decision. Any party may appeal the Opposition Division’s decision to the Technical Boards of Appeal at the European Patent Office.

The Opposition Division’s decision, if maintained at the appeals level, could have a substantial negative effect on our business and leave open the possibility that Stanford University or other parties that have rights to such patent could assert that SRF231 infringes on the Stanford Patent in a relevant European country. The timing and outcome of any such appeal cannot be predicted or determined as of the date of this report.

We are also aware of various pending divisional applications relating to EP 2242512 that are being pursued. If any of these divisional applications proceed to grant they may also materially impair our ability to commercialize SRF231 in Europe.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

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

As of September 30, 2018, we have not used any of the net proceeds from the offering.  There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus dated April 18, 2018.

Purchases of Equity Securities by the Issuer

We repurchased the following shares of our common stock in the periods set forth in the table below:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 – July 31, 2018	6,774	$0.0003	—	—

(1)	In July 2018, we repurchased 6,774 shares of common stock, unvested under a restricted stock agreement at the time the agreement was terminated.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

In October 2018, we and Adimab LLC, or Adimab, entered into an amended and restated development and option agreement, or the A&R Adimab Agreement, which amended and restated the development and option agreement with Adimab dated July 2014, as amended, or the Original Adimab Agreement.  The A&R Adimab Agreement, among other things, extended the discovery term of the Original Adimab Agreement, provided access to additional antibodies, and expanded our right to evaluate and use antibodies that were modified or derived using Adimab technology for diagnostic purposes.  For any Adimab diagnostic product that is used with or in connection with any compound or product other than a licensed antibody or licensed product, we are obligated to pay Adimab up to a low seven digits in regulatory milestone payments and low single-digit royalties on net sales. No additional payment is due with respect to any companion diagnostic or any diagnostic product that does not contain any licensed antibody.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1†	Amendment No. 4 to the Collaboration Agreement between Novartis Institutes for BioMedical Research, Inc. and the Registrant, dated October 9, 2018†

10.2†	Amended and Restated Development and Option Agreement between Adimab, LLC and the Registrant, dated October 3, 2018†

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

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surface Oncology, Inc.

Date: November 13, 2018	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Executive Officer (Principal Executive, Financial and Accounting officer)