Form 10-Q
period 2019-03-31
Surface Oncology, Inc.
filed 2019-05-09
CIK 1718108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.0001	SURF	The Nasdaq Global Market

As of May 5, 2019, the registrant had 27,843,527 shares of common stock, $0.0001 par value per share, outstanding.

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

•

the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug application and Biological Licensing Application filings for, and final U.S. Food and Drug Administration approval of, our current product candidates and any other future product candidates;

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

i

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2019 and 2018	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2019 and 2018	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
Signatures		33

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$41,313	$82,912
Marketable securities	98,861	75,923
Prepaid expenses and other current assets	4,689	5,766
Total current assets	144,863	164,601
Property and equipment, net	8,117	8,226
Operating lease right-of-use asset	16,381	—
Restricted cash	1,198	1,198
Other assets	49	40
Total assets	$170,608	$174,065
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,761	$3,412
Accrued expenses and other current liabilities	5,502	8,803
Deferred revenue - related party	2,433	14,610
Deferred rent	—	352
Operating lease liability	1,151	—
Total current liabilities	12,847	27,177
Deferred revenue - related party, non-current	37,085	39,342
Deferred rent, non-current	—	4,684
Operating lease liability, non-current	20,283	—
Total liabilities	70,215	71,203
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; 27,830,682 and 27,772,600 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	171,390	169,784
Accumulated other comprehensive income (loss)	5	(119)
Accumulated deficit	(71,005)	(66,806)
Total stockholders’ equity	100,393	102,862
Total liabilities and stockholders’ equity	$170,608	$174,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Collaboration revenue - related party	$14,434	$45,495
Operating expenses:
Research and development	14,309	11,090
General and administrative	5,093	3,362
Total operating expenses	19,402	14,452
Income (loss) from operations	(4,968)	31,043
Interest and other income (expense), net	769	169
Net income (loss)	(4,199)	31,212
Accretion of redeemable convertible preferred stock to redemption value	—	(11)
Net income attributable to redeemable convertible preferred stockholders	—	(26,866)
Net income (loss) attributable to common stockholders	(4,199)	4,335
Net income (loss) per share attributable to common stockholders— basic	$(0.15)	$1.59
Weighted average common shares outstanding— basic	27,825,698	2,727,606
Net income (loss) per share attributable to common stockholders— diluted	$(0.15)	$1.05
Weighted average common shares outstanding— diluted	27,825,698	4,134,644
Comprehensive income (loss):
Net income (loss)	$(4,199)	$31,212
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	124	(50)
Comprehensive income (loss)	$(4,075)	$31,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	27,772,600	3	169,784	(119)	(66,806)	102,862
Issuance of common stock upon exercise of stock options	58,082	—	211	—	—	211
Stock-based compensation expense	—	—	1,395	—	—	1,395
Unrealized gain on marketable securities	—	—	—	124	—	124
Net loss	—	—	—	—	(4,199)	(4,199)
Balances at March 31, 2019	27,830,682	3	171,390	5	(71,005)	100,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Series A and A-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	37,100,000	$48,517	2,686,350	$—	$6,877	$(246)	$(73,945)	$(67,314)
Issuance of common stock upon exercise of stock options	—	—	80,675	—	157	—	—	157
Stock-based compensation expense	—	—	—	—	1,291	—	—	1,291
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	(11)
Adjustment due to the adoption of ASC 606	—	—	—	—	—	—	13,736	13,736
Unrealized loss on marketable securities	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	—	31,212	31,212
Balances at March 31, 2018	37,100,000	48,528	2,767,025	—	8,314	(296)	(28,997)	(20,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(4,199)	$31,212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	430	321
Stock-based compensation expense	1,395	1,291
Net amortization of premiums and discounts on marketable securities	(188)	70
Loss on disposal of property and equipment	—	13
Amortization of right-of-use asset	291	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,077	613
Other assets	(9)	5
Accounts payable	902	3,693
Accrued expenses and other current liabilities	(3,299)	(5,653)
Deferred rent	—	(59)
Operating lease liability	(274)	—
Deferred revenue - related party	(14,434)	(495)
Net cash (used in) provided by operating activities	(18,308)	31,011
Cash flows from investing activities:
Purchases of property and equipment	(876)	(480)
Purchases of marketable investments	(70,301)	—
Proceeds from sales or maturities of marketable securities	47,675	6,200
Net cash (used in) provided by investing activities	(23,502)	5,720
Cash flows from financing activities:
Payments of initial public offering costs	—	(55)
Proceeds from exercise of stock options	211	157
Net cash provided by financing activities	211	102
Net increase (decrease) in cash and cash equivalents and restricted cash	(41,599)	36,833
Cash and cash equivalents and restricted cash at beginning of period	84,110	23,540
Cash and cash equivalents and restricted cash at end of period	$42,511	$60,373
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$14
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$11
Deferred Offering costs included in accounts payable and accrued expenses	$—	$1,450
Purchases of property and equipment included in accounts payable and accrued expenses	$137	$50

The accompanying notes are an integral part of these financial statements.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On April 23, 2018, the Company completed its initial public offering of its common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108,000, or net proceeds of $97,209 after deducting underwriting discounts, commissions and offering expenses. Concurrent with the initial public offering, the Company issued Novartis Institutes for Biomedical Research, Inc. (“Novartis”) 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500, in a private placement.

Upon the closing of the Company’s initial public offering on April 23, 2018, all shares of Series A and A-1 redeemable convertible preferred stock (the “Series A Preferred Stock” and “Series A-1 Preferred Stock”, respectively) automatically converted into 16,863,624 shares of common stock.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, proceeds from a collaboration agreement with Novartis and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2019, the Company had an accumulated deficit of $71,005.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of May 9, 2019, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities of $140,174, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary, Surface Securities Corporation, a Massachusetts corporation, after elimination of all intercompany accounts and transactions.

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) of the Securities Act on March 7, 2019, except for the Company’s adoption of the new leasing standard as discussed below.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Many lease agreements include the option to renew or extend the lease term. The exercise of lease renewal options or extensions is at our sole discretion, and are only included in the calculation of the operating lease ROU asset and operating lease liability when it is reasonably certain that the Company would exercise such options. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which it calculates based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease.

The components of a lease are split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases have lease and non-lease components to which the Company has elected to apply the practical expedient and account for each lease component and related non-lease component as one single component. The Company also elected the package of practical expedients, which, among other things, allows the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election not to recognize leases with an initial term of 12 months or less within its condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in its condensed consolidated statements of operations and comprehensive income (loss) over the lease term.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019 and the results of its operations and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are also unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year period.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.

The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. In connection with the adoption of ASC 842, the Company recorded an impact of $16,672 on its assets and $21,708 on its liabilities for the recognition of operating lease right-of-use-assets and operating lease liabilities, respectively, which are primarily related to the lease of the Company’s corporate headquarters in Cambridge, Massachusetts. The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). This guidance is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered “not indexed to an entity’s own stock” and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of this guidance did not have a material impact on the Company's financial position or its results of operations.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 on January 1, 2019. As a result of adopting this standard, the fair value of outstanding nonemployee awards as of December 31, 2018 will no longer be remeasured each reporting period. All future expense related to these awards will be recorded based on the fair value measured as of January 1, 2019. The adoption of this guidance did not have a material impact of the Company’s consolidated financial statements.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Recently Issued Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective on January 1, 2020, with early adoption permitted. The Company is currently evaluating the expected impact of ASU 2016-13 on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. Marketable Securities

As of March 31, 2019, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$72,545	$27	$(7)	$72,565
U.S. Government agency bonds	18,771	17	(5)	18,783
Corporate bonds	7,540	—	(27)	7,513
	$98,856	$44	$(39)	$98,861

The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	March 31, 2019
	Amortized Cost	Fair Value
Maturing in one year or less	$84,496	$84,487
Maturing after one year but less than two years	14,360	14,374
	$98,856	$98,861

As of December 31, 2018, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$62,866	$—	$(24)	$62,842
U.S. Government agency bonds	2,900	—	(15)	2,885
Corporate bonds	10,276	—	(80)	10,196
	$76,042	$—	$(119)	$75,923

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2018
	Amortized Cost	Fair Value
Maturing in one year or less	$76,042	$75,923
	$76,042	$75,923

The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of March 31, 2019 and December 31, 2018.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$34,621	$—	$—	$34,621
Marketable securities:
U.S. Treasury notes	—	72,565	—	72,565
U.S. Government agency bonds	—	18,783	—	18,783
Corporate bonds	—	7,513	—	7,513
	$34,621	$98,861	$—	$133,482

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,737	$—	$—	$77,737
Marketable securities:
U.S. Treasury notes	—	62,842	—	$62,842
U.S. Government agency bonds	—	2,885	—	2,885
Corporate bonds	—	10,196	—	10,196
	$77,737	$75,923	$—	$153,660

As of March 31, 2019 and December 31, 2018, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the three months ended March 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

5. Collaboration Agreement with Novartis

Overview

In January 2016, the Company entered into a collaboration agreement with Novartis (the “Collaboration Agreement”), which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (the “October 2018 Amendment”). Pursuant to the Collaboration Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation, or CD, 73 (“CD73”). In addition, the Company granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights. Novartis initially had the right to exercise up to three purchased Options. Under the Collaboration Agreement, therefore, Novartis had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73). Of these, the Company had the right to retain commercialization rights in the United States to two of such targets. As of March 31, 2019, Novartis has one Option remaining eligible for purchase, and potential exercise. The Collaboration Agreement is governed by a joint steering committee that is co-chaired by a chairperson designated by each of the Company and Novartis. The October 2018 Amendment, among other things, modified certain definitions and provisions of the Collaboration Agreement to make them consistent with the amended and restated development and option agreement the Company entered into with Adimab LLC in October and clarified the parties’ rights and responsibilities relating to the amended agreement with Adimab LLC and diagnostic products.

Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Collaboration Agreement and sold 2,000,000 shares of its Series A-1 preferred stock to Novartis. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500 in a private placement.

During the three months ended March 31, 2019 and 2018, the Company made no cash payments to Novartis related to the Collaboration Agreement.

Research on Targets

Under the Collaboration Agreement, the Company is responsible for performing preclinical research through the first investigational new drug application (“IND”) acceptance on antibodies that bind to CD73 and each Option Target, pursuant to a research plan directed toward each target. The Company is responsible for all costs and expenses incurred by or on its behalf, in connection with such research.

Development and Commercialization of CD73 Products

Novartis has the sole right to develop and commercialize CD73 antibody candidates and corresponding licensed products worldwide pursuant to a development plan and a commercialization plan, respectively. Novartis is obligated to use commercially reasonable efforts to develop the CD73 antibody candidates and corresponding licensed products, to obtain regulatory approval of such products, including within certain defined markets, and to commercialize such products following regulatory approval. Novartis is responsible for all costs and expenses of such development and commercialization and is obligated to provide the Company with updates on its development and commercialization activities through the joint steering committee, joint development committee, and joint commercialization committee.

Option Targets

Prior to the filing of an IND for an Option Target, Novartis may purchase the Option to obtain certain development, manufacturing and commercialization rights for antibodies that bind to the Option Target. To the extent Novartis does not elect to purchase an Option to an Option Target, the Option for such Option Target will expire and all rights to such Option Target under the Collaboration Agreement will terminate. Novartis had the right to exercise up to a total of three purchased Options. Each exercised Option is to be designated as either a regional or global option, with each such designation determining the development, manufacturing, and commercialization rights between the parties with respect to such Option Target, corresponding antibody candidates, and licensed products, as summarized below. Novartis has the ability to designate the remaining Option as either regional or global. Following Novartis’ exercise of an Option with respect to an Option Target, the Company will grant to Novartis licenses that are necessary to effectuate the development, manufacturing or commercialization rights associated with a regional or global option, as described below.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

In December 2016, Novartis purchased the Option for antibodies that bind to CD47 for $5,000. In March 2018, Novartis notified the Company of its decision not to exercise its purchased Option related to CD47. In March 2018, the Company and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Collaboration Agreement. In February 2019, Novartis notified the Company of its decision not to purchase the Option related to IL-27.

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

Development and Commercialization of Global Licensed Products

To the extent an exercised Option is designated as global, the Company is primarily responsible for the early clinical development of each global antibody candidate and global licensed product at the Company’s own cost, and Novartis is solely responsible for the later worldwide clinical development of global antibody candidates and global licensed products, pursuant to a development plan for such global licensed product, at its own cost. Novartis is solely responsible for the worldwide commercialization of global licensed products and must use commercially reasonable efforts to commercialize such products, pursuant to a commercialization plan, at its own cost. Novartis agrees to provide the Company with development and commercialization updates regarding global licensed products through the joint steering committee, joint development committee, and joint commercialization committee.

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

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Financial Terms

Upon entering into the Collaboration Agreement in January 2016, Novartis made an upfront payment to the Company of $70,000. In addition, Novartis is obligated to pay the Company a fee to the extent it desires to purchase an Option for any Option Target and another fee to exercise such purchased Option, which entitles the Company to an aggregate of up to $20,000 in option purchase and option exercise payments for the remaining Option. The Company is also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones as well as tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Collaboration Agreement, the Company is currently entitled to potential milestones in excess of $500,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. The maximum aggregate amount of potential option purchase, option exercise, and milestone payments associated with Novartis’ single remaining Option is $220,000. The Company is required to pay Novartis tiered royalties ranging from high single-digit to mid-teens percentages on annual net sales by the Company of regional licensed products in the United States. The royalty payments are subject to reduction under specified conditions set forth in the Collaboration Agreement.

Termination

Unless terminated earlier, the Collaboration Agreement will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing, or commercializing any antibody candidates or licensed products under the Collaboration Agreement. Novartis may terminate the Collaboration Agreement on a target-by-target basis for any reason upon prior notice to the Company within a specified time period. However, Novartis cannot terminate the Collaboration Agreement with respect to CD73 for a certain period of time following the effective date. Either party may terminate the Collaboration Agreement in full, or on a target-by-target basis, if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience or for the Company’s material breach or insolvency, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize certain products.

Revenue Recognition – Collaboration Revenue – Related Party

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

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

In February 2018, the Company received an additional milestone payment of $45,000 from Novartis upon Novartis’ receipt and acceptance of the first final audited Good Laboratory Practices (“GLP”) toxicology study report for NZV930 (formally SRF373). Upon achieving the milestone, the Company concluded this variable consideration associated with this milestone was no longer constrained and included the $45,000 in the transaction price.

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

In February 2019, Novartis notified the Company of its decision not to purchase the Option related to IL-27. Future costs associated with this target were removed from the estimated total costs in the cost-to-cost model.

For the three months ended March 31, 2019 and 2018, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended March 31,
	2019	2018
Collaboration revenue - related party	$14,434	$45,495

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2019:

	December 31, 2018	Additions	Deductions	March 31, 2019
Contract liabilities (1)
Total deferred revenue - related party	$53,952	$—	$(14,434)	$39,518

(1)

Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.

During the three months ended March 31, 2019, the Company recognized $14,434 of revenue related to the amounts included in contract liability balance at the beginning of the period. The aggregate amount of the transaction price allocated to the single performance obligation that is partially unsatisfied was $39,518.

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

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

7. Stockholders’ Equity (Deficit)

Common Stock

As of March 31, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through March 31, 2019.

As of March 31, 2019 and December 31, 2018, the Company had reserved 7,413,750 and 6,083,202 shares, respectively, of common stock for the exercise of outstanding stock options and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan, and 2018 Employee Stock Purchase Plan.

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

As of March 31, 2019 and December 31, 2018, all remaining shares available under the 2014 Plan were transferred to the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”).

2018 Stock Option and Incentive Plan

On April 3, 2018, the Company’s stockholders approved the 2018 Plan, which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan is 1,545,454, plus the shares of common stock remaining available for issuance under the 2014 Plan, which shall be cumulatively increased each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

As of March 31, 2019, 1,466,112 shares were available for future issuance under the 2018 Plan.

Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	4,414,225	$6.79	8.29	$2,031
Granted	1,099,050	4.28
Exercised	(58,082)	3.63
Forfeited	(42,099)	7.12
Outstanding as of March 31, 2019	5,413,094	$6.31	8.45	$3,594
Options exercisable at March 31, 2019	1,956,666	$4.81	7.54	$2,505
Vested and expected to vest at March 31, 2019	5,413,094	$6.31	8.45	$3,594

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2019 and year ended December 31, 2018 was $2.90 and $7.47, respectively.

As of March 31, 2019 and December 31, 2018, there were outstanding stock options held by non-employees for the purchase of 278,735 and 317,957 shares of common stock, respectively, with service-based vesting conditions.

2018 Employee Stock Purchase Plan

On April 3, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. A total of 534,544 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock awards in the following expense categories of its statements of operations and comprehensive loss:

	Three months ended March 31,
	2019	2018
Research and development expenses	$565	$841
General and administrative expenses	830	450
	$1,395	$1,291

As of March 31, 2019, the Company had an aggregate of $15,522 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.49 years.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

9. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended March 31,
	2019	2018
Basic net income per share attributable to common stockholders:
Numerator:
Net income (loss)	$(4,199)	$31,212
Accretion of redeemable convertible preferred stock to redemption value	—	(11)
Net income attributable to redeemable convertible preferred stockholders	—	(26,866)
Net income (loss) attributable to common stockholders	$(4,199)	$4,335
Denominator:
Weighted average commons shares outstanding — basic	27,825,698	2,727,606
Net income (loss) per share attributable to common stockholders — basic	$(0.15)	$1.59
Diluted net income per share attributable to common stockholders:
Numerator:
Net income (loss)	$(4,199)	$31,212
Accretion of redeemable convertible preferred stock to redemption value	$—	$(11)
Net income attributable to redeemable convertible preferred stockholders	$—	$(26,866)
Net income (loss) attributable to common stockholders	$(4,199)	$4,335
Denominator:
Weighted average commons shares outstanding — basic	27,825,698	2,727,606
Dilutive effect of common stock equivalents	—	1,407,038
Weighted average common shares outstanding - diluted	27,825,698	4,134,644
Net income (loss) per share attributable to common stockholders — diluted	(0.15)	1.05

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

10. Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2019 or 2018.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2019 and December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

As of March 31, 2019 and December 31, 2018, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2016. The Company's tax years are still open under statute from 2015 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

11. Leases

The Company leases real estate, primarily its corporate headquarters in Cambridge, Massachusetts. The Company’s leases have remaining terms ranging from less than 1 year to 10 years. Certain leases include options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that the renewal option related to its corporate headquarters would be exercised, however, for leases it determined the renewal option was probable to be exercised, the Company included the renewal period in the calculation of the operating lease assets and operating lease liabilities. All of the Company’s leases qualify as operating leases. With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at either 9.5% or 10.5%, the Company’s incremental borrowing rates, over the expected term. The right-of-use asset is reduced by any lease incentives received and the legacy deferred rent balance.

The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Three months ended March 31, 2019

Operating lease cost	R&D Expense	586
	G&A Expense	224
Variable lease costs (1)	R&D Expense	172
	G&A Expense	66
Total lease cost		1,048

Weighted-average remaining lease term (in months)		127.6
Weighted-average discount rate		10.4%

(1)

Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $1,031 for the three months ended March 31, 2019.

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2019	2,400
2020	4,922
2021	5,831
2022	5,468
2023	5,376
Thereafter	37,573
Total future lease payments	61,570
Less: Interest	(40,136)
Present value of future lease payments (lease liability)	$21,434

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Future minimum lease payments for the Company’s operating leases as of December 31, 2018 were as follows:

Year Ending December 31,
2019	2,546
2020	4,258
2021	5,716
2022	5,292
2023	5,376
Thereafter	37,573
$60,761

Prior to the adoption of ASU 2016-02 and for the three months ended March 31, 2018, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements which were amortized to rent expense over the lease term. During the three months ended March 31, 2018, the Company recognized total rent expense of $660. Sublease payments received from a third-party tenant under a sublease that expired in March 2018 were $224 for the three months ended March 31, 2018 and were recorded as reduction of rent expense.

12. Commitments and Contingencies

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

13. Related Party Transactions

Novartis Institutes for BioMedical Research, Inc.

Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Collaboration Agreement and sold 2,000,000 shares of its Series A-1 preferred stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share, for proceeds of $11,500 in a private placement. During the three months ended March 31, 2019, the Company recognized $14,434 of collaboration revenue under the Collaboration Agreement. As of March 31, 2019 and 2018, no amounts were due from Novartis.

During the three months ended March 31, 2019 and 2018, the Company made no cash payments to Novartis related to the Collaboration Agreement.

Research Agreement with Vaccinex, Inc.

On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the three months ended March 31, 2019, the Company paid Vaccinex an aggregate of $83 relating to the agreement. The Company did not make any payments to Vaccinex in the three months ended March 31, 2018. The amount of the payment was recognized as research and development expense. The amount due by the Company to Vaccinex as of March 31, 2019 and 2018 was $94 and $69, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission or SEC.

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

NZV930 (formerly SRF373) and SRF617 are antibodies inhibiting CD73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. In addition, inhibition of CD39 results in an increase in the pro-inflammatory metabolite ATP within the TME. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis Institutes for Biomedical Research, Inc., or Novartis, and we expect to file an investigational new drug application, or IND, for SRF617 in the fourth quarter of 2019.

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

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of our common stock, at $15.00 per share for net proceeds of $97.2 million.  Concurrent with the initial public offering, we issued to Novartis, 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million, in a private placement.

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, and SRF231, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of preferred stock, payments received under the Collaboration Agreement with Novartis, and proceeds from the Company’s initial public offering of common stock and concurrent private placement. Through March 31, 2019, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $140.2 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $4.2 million and our net income was $31.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $71.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially, particularly as we:

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

We believe that our existing cash, cash equivalents and marketable securities, as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2021, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Collaboration Agreement with Novartis

In January 2016, we entered into the Collaboration Agreement to develop next-generation cancer therapies. Under the Collaboration Agreement, as amended, we are responsible for performing research on antibodies that bind to CD73 and four other specified targets. We were responsible for all costs and expenses incurred by, or on behalf of, us in connection with the research.

Pursuant to the Collaboration Agreement, we granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73, along with the right to purchase exclusive option rights, each an Option, for up to four specified targets, each an Option Target, including obtaining certain development, manufacturing and commercialization rights. If Novartis purchases an Option, following receipt of the IND acceptance for a candidate with respect to the applicable Option Target, Novartis will be entitled to exercise the Option for such Option Target. Pursuant to the Collaboration Agreement, Novartis initially had the right to exercise up to three purchased Options. In March 2018, Novartis notified us of its decision to not exercise its previously purchased Option for SRF231, our CD47 product candidate. In March 2018, we and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Collaboration Agreement. In February 2019, Novartis notified us of its decision not to purchase its Option related to IL-27. As a result, as of March 31, 2019, Novartis has one Option remaining eligible for purchase, and potential exercise.

At the time we entered into the Collaboration Agreement in January 2016, Novartis made an upfront payment to us of $70.0 million. Under the Collaboration Agreement, Novartis is also obligated to pay us a fee to the extent it desires to purchase an Option for any Option Target and another fee to exercise such purchased Option, which entitles us to an aggregate of up to $20.0 million of potential option purchase and option exercise payments for the remaining Option. We are also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones, as well as tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Collaboration Agreement, as of March 31, 2019, we are entitled to potential milestones in excess of $500.0 million, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. The maximum aggregate amount of potential option purchase, option exercise, and milestone payments associated with Novartis’ single remaining Option is $220.0 million.

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

In February 2018, we received an additional milestone payment of $45.0 million from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for NZV930. Upon achieving the milestone, we concluded this variable consideration was no longer constrained and included this amount in the transaction price. We have recognized $32.4 million as collaboration revenue – related party as of March 31, 2019, based on the ratio of our actual costs incurred as of the milestone achievement date to our total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Collaboration Agreement. The remaining unrecognized amount was initially recorded as deferred revenue and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred by us under the Collaboration Agreement.

In March 2018, Novartis notified us of its decision not to exercise its option related to CD47. We recognized the $5.0 million exclusive option right payment as collaboration revenue – related party in the first quarter of 2018 because we no longer had any remaining performance obligations related to CD47.

In February 2019, Novartis notified us of its decision not to purchase its Option related to IL-27. The decision by Novartis to terminate the IL-27 target under the Collaboration Agreement resulted in our removing all future costs associated with IL-27 from the estimated total costs in the cost-to-cost model in the first quarter of 2019. This change in the total estimated costs in the cost-to-cost model resulted in our recognizing revenue of $9.8 million in the first quarter of 2019.

Through March 31, 2019, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. During the three months ended March 31, 2019 and 2018 we recognized revenue of $14.4 million and $45.5 million, respectively, related to the Collaboration Agreement.

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

The following table summarizes our research and development expenses by program:

	Three months ended March 31,
	2019	2018
	(in thousands)
SRF231	$2,550	$3,725
SRF373	—	12
SRF388	2,085	340
SRF617	3,708	1,458
Other early-stage programs	413	843
Unallocated research and discovery expenses	5,553	4,712
Total research and development expenses	$14,309	$11,090

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, along with the changes in those items:

	Three months ended March 31,
	2019	2018	2019 v 2018
	(in thousands)
Collaboration revenue - related party	$14,434	$45,495	$(31,061)
Operating expenses:
Research and development	14,309	11,090	3,219
General and administrative	5,093	3,362	1,731
Total operating expenses	19,402	14,452	4,950
Income (loss) from operations	(4,968)	31,043	(36,011)
Interest and other income (expense), net	769	169	600
Net income (loss)	$(4,199)	$31,212	$(35,411)

Collaboration Revenue

Collaboration revenue was $14.4 million and $45.5 million for the three months ended March 31, 2019 and 2018, respectively, all of which was derived from the Collaboration Agreement. The decrease in collaboration revenue-related party during the quarter ended March 31, 2019 was primarily due to the milestone payment of $45.0 million from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for NZV930 in February 2018, as well as the changes in our revenue recognition method in the prior year, which we adopted on January 1, 2018. This was partially offset by additional revenue recognized in the first quarter 2019 as a result of removing all future costs associated with IL-27 from the estimated total costs in the cost-to-cost model when Novartis informed us of their decision not to purchase its Option related to IL-27.

Research and Development Expenses

	Three months ended March 31,
	2019	2018	2019 v 2018
	(in thousands)
Direct research and development expenses by program:
SRF231	$2,550	$3,725	$(1,175)
SRF373	—	12	(12)
SRF388	2,085	340	1,745
SRF617	3,708	1,458	2,250
Other early-stage programs	413	843	(430)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,874	3,408	466
Facility related and other	1,679	1,304	375
Total research and development expenses	$14,309	$11,090	$3,219

Research and development expenses were $14.3 million for the three months ended March 31, 2019, compared to $11.1 million for the three months ended March 31, 2018. The increase of $3.2 million was primarily due to increases of $1.7 million in external costs for our SRF388 program, $2.3 million in external costs for our SRF617 program, and $0.8 million for research and discovery and unallocated costs, which were partially offset by decreases of $1.2 million in external costs for our SRF231 program, and $0.4 million in our early-stage programs.

The increase in research and development expenses for our SRF617 program was primarily due to increased contract manufacturing work and additional costs incurred in advancing the program in anticipation of filing an IND in the fourth quarter of 2019.

The increase in research and development expenses for our SRF388 program was primarily due to increased contract manufacturing work and additional costs incurred in advancing the program in anticipation of filing an IND in the fourth quarter of 2019.

The increase in research and discovery and unallocated expenses was primarily due to increases of $0.5 million in personnel-related costs due to increased headcount and an increase of $0.4 million in facility related costs.

The decrease in research and development expenses for our SRF231 program was primarily due to the deprioritization of the clinical program as a result of toxicities seen during the dose escalation portion of the ongoing Phase 1 trial and the evolving competitive landscape, announced in the fourth quarter of 2018.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the three months ended March 31, 2019, compared to $3.4 million for the three months ended March 31, 2018. The increase of $1.7 million was primarily due to increases of $1.3 million in personnel related costs, due to increases in headcount, and an increase of $0.5 million in facility and other costs.

Interest and Other Income (Expense), Net

Interest and other income was approximately $0.8 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities. The increase in interest income was due to investing of the initial public offering proceeds in April 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from the sales of preferred stock, payments received under the Collaboration Agreement, and proceeds from our initial public offering of common stock and concurrent private placement. Through March 31, 2019, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share, for proceeds of $11.5 million, in a private placement.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $140.2 million.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates and our discovery programs and conduct research under the Collaboration Agreement. In addition, we expect to continue to incur additional costs associated with operating as a public company.

We believe that our existing cash, cash equivalents, and marketable securities, as of May 9, 2019, will enable us to fund our operating expenses and capital expenditure requirements into 2021, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes information regarding our cash flows for each of the periods presented:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,308)	$31,011
Investing activities	(23,502)	5,720
Financing activities	211	102
Net increase (decrease) in cash and cash equivalents and restricted cash	$(41,599)	$36,833

Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $18.3 million, primarily due to non-cash charges of $1.9 million partially offset by net cash used in our net loss of $4.2 million and changes in our operating assets and liabilities of $16.0 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $3.3 million decrease in accrued expenses and other current liabilities, a $14.4 million decrease in deferred revenue-related party, a $0.3 million decrease in operating lease liabilities, and a decrease of $1.1 million in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities was primarily due to payments of manufacturing costs incurred to support ongoing clinical trial activities. The increase in operating lease liabilities relate to the adoption of the new leasing standard in the first quarter 2019. The decrease in deferred revenue-related party was primarily due to the removal of all future costs associated with IL-27 from the estimated total costs in the cost-to-cost model when Novartis informed us of their decision not to purchase its Option related to IL-27.

During the three months ended March 31, 2018, net cash provided by operating activities was $31.0 million, primarily due to our net income of $31.2 million and non-cash charges of $1.7 million partially offset by net cash used in changes in our operating assets and liabilities of $1.8 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a $5.6 million decrease in accrued expenses and other current liabilities, and a $0.5 million decrease in deferred revenue-related party, offset by a $3.7 million increase in accounts payable and a $0.6 million decrease in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities was primarily due to payments of manufacturing costs incurred to support ongoing clinical trial activities and the payment of accrued bonuses in January 2018. The increase in accounts payable was due to timing of invoices for manufacturing expenses.

Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $23.5 million, primarily due to purchases of marketable securities of $70.3 million and $0.9 million of purchases of property and equipment, partially offset by $47.7 million of proceeds from sales or maturities of marketable securities.

During the three months ended March 31, 2018, net cash provided by investing activities was $5.7 million, consisting primarily of $6.2 million of proceeds from sales or maturities of marketable securities, partially offset by $0.5 million of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.2 million consisting primarily of $0.2 million of proceeds received from the exercise of stock options.

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

During the three months ended March 31, 2019, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on March 7, 2019.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since our Annual Report on Form 10-K filed with the Securities and Exchange Commission or SEC pursuant to Rule 424(b)(4) of the Securities Act on March 7, 2019, except for our adoption of the new leasing standard which is discussed above.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and marketable securities as of March 31, 2019 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2017, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 2242512 to Stanford University, or the Stanford Patent. We were one of seven parties opposing the grant of the Stanford Patent, which relates generally to CD47 antibodies for use in treating cancer. Stanford filed a response to the seven oppositions and oral arguments were held in August 2018. The Opposition Division of the EPO maintained an amended version of the patent. As of May 9, 2019, we and three additional opponents have submitted notices of appeal to the Opposition Division’s interlocutory decision to the Technical Board of Appeal of the EPO. Accordingly, final resolution of the oppositions may be several years in the future.

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

We are also aware of various pending divisional applications relating to EP 2242512 that are being pursued by Stanford University. Two divisional applications, EP 3056514 and EP 3056515, proceeded to grant on April 17, 2019. According to Article 99 of the European Patent Convention, any person may give notice to the EPO of opposition to these patents within nine months of grant, i.e., by January 17, 2020. These patents also materially impair our ability to commercialize SRF231 in Europe.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Surface Oncology, Inc.
Date: May 9, 2019	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Jessica Fees
Jessica Fees
Treasurer and Senior Vice President, Finance and Business Operations (Principal Financial and Accounting Officer)