Form 10-Q
period 2019-06-30
Surface Oncology, Inc.
filed 2019-08-07
CIK 1718108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 27,858,000 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the timing, scope or likelihood of foreign regulatory filings and approvals;
•	our ability to use our understanding of the tumor microenvironment to identify product candidates and to match immunotherapies to select patient subsets;
•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
•	our ability to develop combination therapies, whether on our own or in collaboration with third parties;
•	our manufacturing, commercialization and marketing capabilities and strategy;
•	the pricing and reimbursement of our current product candidates and other product candidates we may develop, if approved;
•	the rate and degree of market acceptance and clinical utility of our current product candidates and other product candidates we may develop;
•	the potential benefits of and our ability to maintain our collaboration with Novartis, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
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

•	our competitive position, and developments and projections relating to our competitors and our industry;
•	our expectations related to the use of our existing cash, cash equivalents and marketable securities;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	the impact of laws and regulations.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$37,751	$82,912
Marketable securities	88,539	75,923
Prepaid expenses and other current assets	3,240	5,766
Total current assets	129,530	164,601
Property and equipment, net	8,015	8,226
Operating lease right-of-use asset	16,094	—
Restricted cash	1,198	1,198
Other assets	11	40
Total assets	$154,848	$174,065
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,069	$3,412
Accrued expenses and other current liabilities	7,925	8,803
Deferred revenue - related party	3,572	14,610
Deferred rent	—	352
Operating lease liability	1,203	—
Total current liabilities	14,769	27,177
Deferred revenue - related party, non-current	35,803	39,342
Deferred rent, non-current	—	4,684
Operating lease liability, non-current	19,954	—
Total liabilities	70,526	71,203
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 27,851,751 and 27,772,600 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	172,908	169,784
Accumulated other comprehensive income (loss)	174	(119)
Accumulated deficit	(88,763)	(66,806)
Total stockholders’ equity	84,322	102,862
Total liabilities and stockholders’ equity	$154,848	$174,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Collaboration revenue - related party	$143	$2,428	$14,577	$47,923
Operating expenses:
Research and development	13,236	15,098	27,545	26,188
General and administrative	5,417	3,913	10,510	7,275
Total operating expenses	18,653	19,011	38,055	33,463
Income (loss) from operations	(18,510)	(16,583)	(23,478)	14,460
Interest and other income, net	752	731	1,521	900
Net income (loss)	(17,758)	(15,852)	(21,957)	15,360
Accretion of redeemable convertible preferred stock to redemption value	—	$—	—	(11)
Net income attributable to redeemable convertible preferred stockholders	—	$—	—	(7,077)
Net income (loss) attributable to common stockholders	(17,758)	(15,852)	(21,957)	8,272
Net income (loss) per share attributable to common stockholders— basic	$(0.64)	$(0.73)	$(0.79)	$0.68
Weighted average common shares outstanding— basic	27,845,136	21,595,586	27,835,471	12,213,717
Net income (loss) per share attributable to common stockholders— diluted	$(0.64)	$(0.73)	$(0.79)	$0.60
Weighted average common shares outstanding— diluted	27,845,136	21,595,586	27,835,471	13,805,380
Comprehensive income (loss):
Net income (loss)	$(17,758)	$(15,852)	$(21,957)	$15,360
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $0	169	63	293	13
Comprehensive income (loss)	$(17,589)	$(15,789)	$(21,664)	$15,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2018	27,772,600	3	169,784	(119)	(66,806)	102,862
Issuance of common stock upon exercise of stock options	58,082	—	211	—	—	211
Stock-based compensation expense	—	—	1,395	—	—	1,395
Unrealized gain on marketable securities	—	—	—	124	—	124
Net loss	—	—	—	—	(4,199)	(4,199)
Balances at March 31, 2019	27,830,682	3	171,390	5	(71,005)	100,393
Issuance of common stock upon exercise of stock options	21,069	—	33	—	—	33
Stock-based compensation expense	—	—	1,485	—	—	1,485
Unrealized gain on marketable securities	—	—	—	169	—	169
Net loss	—	—	—	—	(17,758)	(17,758)
Balances at June 30, 2019	27,851,751	3	172,908	174	(88,763)	84,322

	Series A and A-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	37,100,000	$48,517	2,686,350	$—	$6,877	$(246)	$(73,945)	$(67,314)
Issuance of common stock upon exercise of stock options	—	—	80,675	—	157	—	—	157
Stock-based compensation expense	—	—	—	—	1,291	—	—	1,291
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	(11)
Adjustment due to the adoption of ASC 606	—	—	—	—	—	—	13,736	13,736
Unrealized loss on marketable securities	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	—	31,212	31,212
Balances at March 31, 2018	37,100,000	48,528	2,767,025	—	8,314	(296)	(28,997)	(20,979)
Issuance of common stock upon exercise of stock options	—	—	3,636	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	1,490	—	—	1,490
Conversion of redeemable convertible preferred stock to common stock	(37,100,000)	(48,528)	16,863,624	2	48,526	—	—	48,528
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	7,200,000	1	97,208	—	—	97,209
Issuance of common stock to a related party	—	—	766,666	—	11,500	—	—	11,500
Unrealized gain on marketable securities	—	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	—	(15,852)	(15,852)
Balances at June 30, 2018	—	—	27,600,951	3	167,040	(233)	(44,849)	121,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(21,957)	$15,360
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	871	648
Stock-based compensation expense	2,880	2,781
Net amortization of premiums and discounts on marketable securities	(464)	(22)
Loss on disposal of property and equipment	—	13
Non-cash operating lease cost	578	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,526	(498)
Other assets	29	(1)
Accounts payable	(897)	(12)
Accrued expenses and other current liabilities	(847)	(2,359)
Deferred rent	—	(123)
Operating lease liability	(551)	—
Deferred revenue - related party	(14,577)	(2,921)
Net cash (used in) provided by operating activities	(32,409)	12,866
Cash flows from investing activities:
Purchases of property and equipment	(1,137)	(611)
Purchases of marketable investments	(93,459)	(107,258)
Proceeds from sales or maturities of marketable securities	81,600	13,358
Net cash used in investing activities	(12,996)	(94,511)
Cash flows from financing activities:
Payments of offering costs	—	(2,031)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	100,440
Proceeds from issuance of common stock to a related party	—	11,500
Proceeds from exercise of stock options	244	159
Net cash provided by financing activities	244	110,068
Net increase (decrease) in cash and cash equivalents and restricted cash	(45,161)	28,423
Cash and cash equivalents and restricted cash at beginning of period	84,110	23,540
Cash and cash equivalents and restricted cash at end of period	$38,949	$51,963
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$41
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$11
Purchases of property and equipment included in accounts payable and accrued expenses	$215	$106

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

The Company is subject to risks common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the ability to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

On May 1, 2019, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to issue and sell shares of the Company’s common stock of up to $30,000 in gross proceeds, from time to time during the term of the a Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of June 30, 2019, the Company had not sold any shares under the ATM Facility.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, proceeds from a collaboration agreement with Novartis, and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2019, the Company had an accumulated deficit of $88,763.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of August 7, 2019, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities of $126,290, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances, and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2019, except for the Company’s adoption of the new leasing standard as discussed below.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Many lease agreements include the option to renew or extend the lease term. The exercise of lease renewal options or extensions is at the Company’s sole discretion, and are only included in the calculation of the operating lease ROU asset and operating lease liability when it is reasonably certain that the Company would exercise such options. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which it calculates based on the credit quality of the Company, and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease.

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

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019 and the results of its operations and its cash flows for the six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are also unaudited. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year period.

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

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. ASU 2018-18 makes targeted improvements to generally accepted accounting principles for collaborative arrangements, including: (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in Topic 808 to align with the guidance in ASC 606, and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company is currently evaluating the impact of adoption, if any, that this standard may have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard provides for changes to the disclosure requirements for recurring and nonrecurring fair value measurements under Topic 820. Provisions of ASU 2018-13 including changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the new standard but does not anticipate ASU 2018-13 will have a material impact on its condensed consolidated financial statements and related disclosures.

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

3. Marketable Securities

As of June 30, 2019, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$62,954	$120	$—	$63,074
U.S. Government agency bonds	22,401	61	—	22,462
Corporate bonds	3,010	—	(7)	3,003
	$88,365	$181	$(7)	$88,539

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	June 30, 2019
	Amortized Cost	Fair Value
Maturing in one year or less	$81,398	$81,536
Maturing after one year but less than two years	6,967	7,003
	$88,365	$88,539

As of December 31, 2018, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$62,866	$—	$(24)	$62,842
U.S. Government agency bonds	2,900	—	(15)	2,885
Corporate bonds	10,276	—	(80)	10,196
	$76,042	$—	$(119)	$75,923

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2018
	Amortized Cost	Fair Value
Maturing in one year or less	$76,042	$75,923
	$76,042	$75,923

The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of June 30, 2019 and December 31, 2018.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24,840	$—	$—	$24,840
Marketable securities:
U.S. Treasury notes	—	22,462	—	22,462
U.S. Government agency bonds	—	63,074	—	63,074
Corporate bonds	—	3,003	—	3,003
	$24,840	$88,539	$—	$113,379

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

As of June 30, 2019 and December 31, 2018, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the six months ended June 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

5. Collaboration Agreement with Novartis

Overview

In January 2016, the Company entered into a collaboration agreement with Novartis (the “Collaboration Agreement”), which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (the “October 2018 Amendment”). Pursuant to the Collaboration Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation, or CD, 73 (“CD73”). In addition, the Company granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights. Novartis initially had the right to exercise up to three purchased Options. Under the Collaboration Agreement, therefore, Novartis had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73). Of these, the Company had the right to retain commercialization rights in the United States to two of such targets. As of June 30, 2019, Novartis has one Option remaining eligible for purchase, and potential exercise. The Collaboration Agreement is governed by a joint steering committee that is co-chaired by a chairperson designated by each of the Company and Novartis. The October 2018 Amendment, among other things, modified certain definitions and provisions of the Collaboration Agreement to make them consistent with the amended and restated development and option agreement the Company entered into with Adimab LLC in October and clarified the parties’ rights and responsibilities relating to the amended agreement with Adimab LLC and diagnostic products.

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

During the six months ended June 30, 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement. During the six months ended June 30, 2018, the Company made a payment of $3,437 to Novartis for the reimbursement of manufacturing costs incurred by Novartis prior to December 31, 2017.

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

Development and Commercialization of Regional Licensed Products

To the extent an exercised Option is designated as regional, the Company is primarily responsible for the early clinical development of each corresponding regional antibody candidate and regional licensed product at its own cost. Unless the Company chooses to opt out of its development rights, it will collaborate with Novartis on the further clinical development of regional antibody candidates and regional licensed products. Pursuant to a regional development plan for each regional licensed product, the Company will be responsible for development activities related to obtaining regulatory approval in the United States, with Novartis responsible for development activities related to obtaining regulatory approval elsewhere in the world. The development costs of such later clinical development activities will be split evenly among the parties. Thereafter, the Company is responsible for the commercialization of regional licensed products in the United States, and Novartis is responsible for the commercialization of regional licensed products outside of the United States, each pursuant to a commercialization plan. Each party must use commercially reasonable efforts to commercialize such products within their respective territories. The Company is obligated to work with Novartis to agree to a global commercialization strategy with respect to the regional licensed products prior to commercialization.

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

Financial Terms

Upon entering into the Collaboration Agreement in January 2016, Novartis made an upfront payment to the Company of $70,000. In addition, Novartis is obligated to pay the Company a fee to the extent it desires to purchase an Option for any Option Target and another fee to exercise such purchased Option, which entitles the Company to an aggregate of up to $20,000 in option purchase and option exercise payments for the remaining Option. The Company is also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones as well as tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Collaboration Agreement, the Company is currently entitled to potential milestones in excess of $500,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formally SRF373). The maximum aggregate amount of potential option purchase, option exercise, and milestone payments associated with Novartis’ single remaining Option is $220,000, as well as tiered royalties on annual net sales by Novartis ranging from high-single-digit to low double-digit percentages upon the successful commercialization of the remaining Option Target. The Company is required to pay Novartis tiered royalties ranging from high single-digit to mid-teens percentages on annual net sales by the Company of regional licensed products in the United States. The royalty payments are subject to reduction under specified conditions set forth in the Collaboration Agreement.

Termination

Unless terminated earlier, the Collaboration Agreement will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing, or commercializing any antibody candidates or licensed products under the Collaboration Agreement. Novartis may terminate the Collaboration Agreement on a target-by-target basis for any reason upon prior notice to the Company within a specified time period. Either party may terminate the Collaboration Agreement in full, or on a target-by-target basis, if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience or the Company terminates for Novartis’ material breach, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize certain products.

Revenue Recognition – Collaboration Revenue – Related Party

In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Under ASC 606 the Company accounts for (i) the license it conveyed with respect to CD73; and (ii) its obligations to perform research on CD73 and other specified targets as a single performance obligation under the collaboration agreement with Novartis. Novartis’ right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any purchased option by Novartis, the contract promises associated with an option target would use a separate cost-to-cost model for purposes of revenue recognition under ASC 606.

In February 2018, the Company received an additional milestone payment of $45,000 from Novartis upon Novartis’ receipt and acceptance of the first final audited Good Laboratory Practices (“GLP”) toxicology study report for NZV930. Upon achieving the milestone, the Company concluded this variable consideration associated with this milestone was no longer constrained and included the $45,000 in the transaction price.

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

For the three and six months ended June 30, 2019 and 2018, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Collaboration revenue - related party	$143	$2,428	$14,577	$47,923

The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2019:

	December 31, 2018	Additions	Deductions	June 30, 2019
Contract liabilities (1)
Total deferred revenue - related party	$53,952	$—	$(14,577)	$39,375

(1)

Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.

During the three and six months ended June 30, 2019, the Company recognized $143 and $14,577 of revenue, respectively, related to the amounts included in contract liability balance at the beginning of the period. The aggregate amount of the transaction price allocated to the single performance obligation that is partially unsatisfied was $39,375.

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

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

7. Stockholders’ Equity (Deficit)

Common Stock

As of June 30, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through June 30, 2019.

As of June 30, 2019 and December 31, 2018, the Company had reserved 17,392,681 and 6,083,202 shares, respectively, of common stock for the exercise of outstanding stock options, shares to be issued under the ATM Facility, and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan, and 2018 Employee Stock Purchase Plan.

In May 2019, the Company entered into the Sales Agreement, with JonesTrading to issue and sell shares up to $30,000 in shares of the Company’s common stock from time to time. The Company has not yet issued or sold any securities under the Sales Agreement.

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

As of June 30, 2019 and December 31, 2018, all remaining shares available under the 2014 Plan were transferred to the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”).

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

As of June 30, 2019, 1,281,681 shares were available for future issuance under the 2018 Plan.

Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	4,414,225	$6.79	8.29	$2,031
Granted	1,370,550	4.32
Exercised	(79,151)	3.08
Forfeited	(129,168)	7.20
Outstanding as of June 30, 2019	5,576,456	$6.22	8.23	$1,086
Options exercisable at June 30, 2019	2,253,599	$5.16	7.36	$1,040
Vested and expected to vest at June 30, 2019	5,576,456	$6.22	8.23	$1,086

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2019 and year ended December 31, 2018 was $2.89 and $7.47, respectively.

As of June 30, 2019 and December 31, 2018, there were outstanding stock options held by non-employees for the purchase of 278,735 and 317,957 shares of common stock, respectively, with service-based vesting conditions.

2018 Employee Stock Purchase Plan

On April 3, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of June 30, 2019, a total of 534,544 shares of common stock were reserved for issuance under this plan.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock awards in the following expense categories of its statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development expenses	$607	$800	$1,172	$1,641
General and administrative expenses	878	690	1,708	1,140
	$1,485	$1,490	$2,880	$2,781

As of June 30, 2019, the Company had an aggregate of $15,776 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.26 years.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

9. Net Income (Loss) per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic net income per share attributable to common stockholders:
Numerator:
Net income (loss)	$(17,758)	$(15,852)	$(21,957)	$15,360
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(11)
Net income attributable to redeemable convertible preferred stockholders	—	—	—	(7,077)
Net income (loss) attributable to common stockholders	$(17,758)	$(15,852)	$(21,957)	$8,272
Denominator:
Weighted average commons shares outstanding — basic	27,845,136	21,595,586	27,835,471	12,213,717
Net income (loss) per share attributable to common stockholders — basic	$(0.64)	$(0.73)	$(0.79)	$0.68
Diluted net income per share attributable to common stockholders:
Numerator:
Net income (loss)	$(17,758)	$(15,852)	$(21,957)	$15,360
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$—	$(11)
Net income attributable to redeemable convertible preferred stockholders	$—	$—	$—	$(7,077)
Net income (loss) attributable to common stockholders	$(17,758)	$(15,852)	$(21,957)	$8,272
Denominator:
Weighted average commons shares outstanding — basic	27,845,136	21,595,586	27,835,471	12,213,717
Dilutive effect of common stock equivalents	—	—	—	1,591,663
Weighted average common shares outstanding - diluted	27,845,136	21,595,586	27,835,471	13,805,380
Net income (loss) per share attributable to common stockholders — diluted	(0.64)	(0.73)	(0.79)	0.60

There were no outstanding common stock equivalents that had an anti-dilutive impact on net income per share attributable to common stockholders for the three and six months ended June 30, 2019 or for the three months ended June 30, 2018.

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

10. Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2019 or 2018.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2019 and December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

As of June 30, 2019 and December 31, 2018, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2016. The Company's tax years are still open under statute from 2015 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

11. Leases

The Company leases real estate, primarily its corporate headquarters in Cambridge, Massachusetts. The Company’s leases have remaining terms ranging from less than 1 year to 10 years. Certain leases include options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that the renewal option related to its corporate headquarters would be exercised, however, for leases it determined the renewal option was probable to be exercised, the Company included the renewal period in the calculation of the operating lease right-of-use assets and operating lease liabilities. All of the Company’s leases qualify as operating leases. With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at either 9.5% or 10.5%, the Company’s incremental borrowing rates, over the expected term. The right-of-use asset is reduced by any lease incentives received and the legacy deferred rent balance.

The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019

Operating lease cost	R&D Expense	572	1,158
	G&A Expense	237	461
Variable lease costs (1)	R&D Expense	169	341
	G&A Expense	70	136
Total lease cost		1,048	2,096

Weighted-average remaining lease term (in months)			121.6
Weighted-average discount rate			10.4%

(1)

Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $1,038 and $2,069 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2019	1,600
2020	4,922
2021	5,831
2022	5,468
2023	5,410
Thereafter	37,573
Total future lease payments	60,804
Less: Interest	(39,647)
Present value of future lease payments (lease liability)	$21,157

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Future minimum lease payments for the Company’s operating leases as of December 31, 2018 were as follows:

Year Ending December 31,
2019	2,546
2020	4,258
2021	5,716
2022	5,292
2023	5,376
Thereafter	37,573
$60,761

Prior to the adoption of ASU 2016-02 and for the three and six months ended June 30, 2018, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements which were amortized to rent expense over the lease term. During the three and six months ended June 30, 2018, the Company recognized total rent expense of $677 and $1,337, respectively. Sublease payments received from a third-party tenant under a sublease that expired in March 2018 were $4 and $228 for the three and six months ended June 30, 2018 and were recorded as reduction of rent expense.

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

13. Related Party Transactions

Novartis Institutes for BioMedical Research, Inc.

Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Collaboration Agreement and sold 2,000,000 shares of its Series A-1 preferred stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share, for proceeds of $11,500 in a private placement. During the three and six months ended June 30, 2019, the Company recognized $143 and $14,577 of collaboration revenue under the Collaboration Agreement, respectively. As of June 30, 2019 and 2018, no amounts were due from Novartis.

During the six months ended June 30, 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement. During the six months ended June 30, 2018, the Company made a payment of $3,437 to Novartis for the reimbursement of manufacturing costs incurred by Novartis prior to December 31, 2017.

Research Agreement with Vaccinex, Inc.

On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the three and six months ended June 30, 2019, the Company paid Vaccinex an aggregate of $94 and $177 relating to the agreement. During the three and six months ended June 30, 2018, the Company paid Vaccinex an aggregate of $69 relating to the agreement. The amount of the payment was recognized as research and development expense. There was no amount due by the Company to Vaccinex as of June 30, 2019. The amount due by the Company to Vaccinex as of June 30, 2018 was $64.

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

We aim to identify key components within the TME to gain a deep understanding of its biology, leverage this understanding to define the optimal therapeutic targets and the patients most likely to benefit, and develop novel antibody therapeutics with differentiated biologic activity. By utilizing our expertise in immunology, oncology, assay development, antibody selection and characterization, and translational research, we are developing and advancing a broad pipeline of TME-focused programs that we believe are the next generation of immuno-oncology therapies. Our programs demonstrate our multi-faceted approach by targeting several critical components of the immunosuppressive TME, including metabolites, cytokines, and macrophages.

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

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, and SRF231, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of preferred stock, payments received under the Collaboration Agreement with Novartis, and proceeds from the Company’s initial public offering of common stock and concurrent private placement. Through June 30, 2019, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $126.3 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $17.8 million, $22.0 million and $15.9 million for the three and six months ended June 30, 2019 and three months ended June 30, 2018, respectively, and our net income was $15.4 million for the six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $88.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially, particularly as we:

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

We believe that our existing cash, cash equivalents and marketable securities, as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2021, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Pursuant to the Collaboration Agreement, we granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73, along with the right to purchase exclusive option rights, each an Option, for up to four specified targets, each an Option Target, including obtaining certain development, manufacturing and commercialization rights. If Novartis purchases an Option, following receipt of the IND acceptance for a candidate with respect to the applicable Option Target, Novartis will be entitled to exercise the Option for such Option Target. Pursuant to the Collaboration Agreement, Novartis initially had the right to exercise up to three purchased Options. In March 2018, Novartis notified us of its decision to not exercise its previously purchased Option for SRF231, our CD47 product candidate. In March 2018, we and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Collaboration Agreement. In February 2019, Novartis notified us of its decision not to purchase its Option related to IL-27. As a result, as of June 30, 2019, Novartis has one Option remaining eligible for purchase, and potential exercise.

At the time we entered into the Collaboration Agreement in January 2016, Novartis made an upfront payment to us of $70.0 million. Under the Collaboration Agreement, Novartis is also obligated to pay us a fee to the extent it desires to purchase an Option for any Option Target and another fee to exercise such purchased Option, which entitles us to an aggregate of up to $20.0 million of potential option purchase and option exercise payments for the remaining Option. We are also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones, as well as tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Collaboration Agreement, as of June 30, 2019, we are entitled to potential milestones in excess of $500.0 million, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. The maximum aggregate amount of potential option purchase, option exercise, and milestone payments associated with Novartis’ single remaining Option is $220.0 million, as well as tiered royalties on annual net sales by Novartis ranging from high-single-digit to low double-digit percentages upon the successful commercialization of the remaining Option Target.

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

In February 2018, we received an additional milestone payment of $45.0 million from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for NZV930. Upon achieving the milestone, we concluded this variable consideration was no longer constrained and included this amount in the transaction price. We have recognized $32.5 million as collaboration revenue – related party as of June 30, 2019, based on the ratio of our actual costs incurred as of the milestone achievement date to our total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Collaboration Agreement. The remaining unrecognized amount was initially recorded as deferred revenue and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred by us under the Collaboration Agreement.

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

Through June 30, 2019, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. During the three and six months ended June 30, 2019 and 2018 we recognized revenue of $0.1 million, $14.6 million, $2.4 million, and $47.9 million, respectively, related to the Collaboration Agreement.

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

The following table summarizes our research and development expenses by program:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
SRF231	$1,777	$7,192	$4,327	$10,917
SRF373	—	—	—	12
SRF388	1,794	1,443	3,879	1,783
SRF617	3,183	707	6,891	2,165
Other early-stage programs	694	792	1,106	1,635
Unallocated research and discovery expenses	5,788	4,964	11,342	9,676
Total research and development expenses	$13,236	$15,098	$27,545	$26,188

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

Interest and Other Income (Expense), Net

Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, along with the changes in those items:

	Three months ended June 30,
	2019	2018	2019 v 2018
	(in thousands)
Collaboration revenue - related party	$143	$2,428	$(2,285)
Operating expenses:
Research and development	13,236	15,098	(1,862)
General and administrative	5,417	3,913	1,504
Total operating expenses	18,653	19,011	(358)
Income (loss) from operations	(18,510)	(16,583)	(1,927)
Interest and other income (expense), net	752	731	21
Net income (loss)	$(17,758)	$(15,852)	$(1,906)

Collaboration Revenue

Collaboration revenue was $0.1 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, all of which was derived from the Collaboration Agreement. The decrease in collaboration revenue-related party was primarily due to a reduction in costs incurred in the current year resulting from Novartis’ decision not to purchase its Option related to IL-27 in February 2019. This decision reduced the number of remaining specified targets in our Collaboration Agreement from two in the three months ended June 30, 2018 to one in the three months ended June 30, 2019.

Research and Development Expenses

	Three months ended June 30,
	2019	2018	2019 v 2018
	(in thousands)
Direct research and development expenses by program:
SRF231	$1,777	$7,192	$(5,415)
SRF373	—	—	—
SRF388	1,794	1,443	351
SRF617	3,183	707	2,476
Other early-stage programs	694	792	(98)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	4,168	3,562	606
Facility related and other	1,620	1,402	218
Total research and development expenses	$13,236	$15,098	$(1,862)

Research and development expenses were $13.2 million for the three months ended June 30, 2019, compared to $15.1 million for the three months ended June 30, 2018. The decrease of $1.9 million was primarily due to decreases of $5.4 million in external costs for our SRF231 program and $0.1 million in our early-stage programs partially offset by increases of $2.5 million in external costs for our SRF617 program, $0.4 million in external costs for our SRF388 program, and $0.8 million for research and discovery and unallocated costs.

The decrease in research and development expenses for our SRF231 program was primarily due to a reduction in contract manufacturing work completed in the first half of 2019 compared to 2018.

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

The increase in research and discovery and unallocated expenses was primarily due to a $0.6 million increase in personnel-related costs due to increased headcount, as well as a $0.2 million increase in facility and other costs.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the three months ended June 30, 2019, compared to $3.9 million for the three months ended June 30, 2018. The increase of $1.5 million was primarily due to an increase of $0.8 million in personnel-related costs as a result of an increase in headcount, an increase of $0.4 million in facility and other costs, and an increase of $0.1 million for professional fees related to legal and accounting services.

Interest and Other Income (Expense), Net

Interest and other income were approximately $0.8 million and $0.7 million during the three months ended June 30, 2019 and 2018, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, along with the changes in those items:

	Six months ended June 30,
	2019	2018	2019 v 2018
	(in thousands)
Collaboration revenue - related party	$14,577	$47,923	$(33,346)
Operating expenses:
Research and development	27,545	26,188	1,357
General and administrative	10,510	7,275	3,235
Total operating expenses	38,055	33,463	4,592
Income (loss) from operations	(23,478)	14,460	(37,938)
Interest and other income (expense), net	1,521	900	621
Net income (loss)	$(21,957)	$15,360	$(37,317)

Collaboration Revenue

Collaboration revenue was $14.6 million and $47.9 million for the six months ended June 30, 2019 and 2018, respectively, all of which was derived from the Collaboration Agreement. The decrease in collaboration revenue-related party was primarily due to the recognition of $24.2 million in revenue in the six months ended June 30, 2018 related to a milestone payment of $45.0 million that we received in February 2018 from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for NZV930, and $5.0 million related to Novartis’ decision not to exercise its option related to CD47 in February 2018.

Research and Development Expenses

	Six months ended June 30,
	2019	2018	2019 v 2018
	(in thousands)
Direct research and development expenses by program:
SRF231	$4,327	$10,917	$(6,590)
SRF373	—	12	(12)
SRF388	3,879	1,783	2,096
SRF617	6,891	2,165	4,726
Other early-stage programs	1,106	1,635	(529)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	8,043	6,970	1,073
Facility related and other	3,299	2,706	593
Total research and development expenses	$27,545	$26,188	$1,357

Research and development expenses were $27.5 million for the six months ended June 30, 2019, compared to $26.2 million for the six months ended June 30, 2018. The increase of $1.4 million was primarily due to increases of $2.1 million in external costs for our SRF388 program, $4.7 million in external costs for our SRF617 program, and $1.7 million for research and discovery and unallocated costs, which was partially offset by decreases of $6.6 million in external costs for our SRF231 program, and $0.5 million in our early-stage programs.

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

The increase in research and discovery and unallocated expenses was primarily due to increases of $1.1 million in personnel-related costs due to increased headcount, and an increase of $0.6 million in facility related costs.

The decrease in research and development expenses for our SRF231 program was primarily due to a reduction in contract manufacturing work completed in the second quarter of 2019 compared to 2018.

General and Administrative Expenses

General and administrative expenses were $10.5 million for the six months ended June 30, 2019, compared to $7.3 million for the six months ended June 30, 2018. The increase of $3.2 million was primarily due to increases of $2.1 million in personnel related costs, due to increases in headcount, and an increase of $0.9 million in facility and other costs.

Interest and Other Income (Expense), Net

Interest and other income were approximately $1.5 million and $0.9 million during the six months ended June 30, 2019 and 2018, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from the sales of preferred stock, payments received under the Collaboration Agreement, and proceeds from our initial public offering of common stock and concurrent private placement. Through June 30, 2019, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share, for proceeds of $11.5 million, in a private placement.

In May 2019, we entered into a Capital on DemandTM Sales Agreement, or the Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $30.0 million in shares of our common stock, from time to time. We have not yet issued or sold any securities under the Sales Agreement.

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $126.3 million.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates and our discovery programs and conduct research under the Collaboration Agreement. In addition, we expect to continue to incur additional costs associated with operating as a public company.

We believe that our existing cash, cash equivalents, and marketable securities, as of August 7, 2019, will enable us to fund our operating expenses and capital expenditure requirements into 2021, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes information regarding our cash flows for each of the periods presented:

	Six months ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(32,409)	$12,866
Investing activities	(12,996)	(94,511)
Financing activities	244	110,068
Net increase (decrease) in cash and cash equivalents and restricted cash	$(45,161)	$28,423

Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $32.4 million, primarily due to a net loss of $22.0 million and changes in our operating assets and liabilities of $14.3 million, partially offset by non-cash charges of $3.9 million. Net cash used in operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $14.6 million decrease in deferred revenue-related party, a $0.8 million decrease in accrued expenses and other current liabilities, a $0.9 million decrease in accounts payable, a $0.6 million decrease in operating lease liabilities, and a decrease of $2.5 million in prepaid expenses and other current assets. The decrease in deferred revenue-related party was primarily due to the removal of all future costs associated with IL-27 from the estimated total costs in the cost-to-cost model as a result of Novartis’ decision not to purchase the Option related to IL-27. The decrease in accrued expenses and other current liabilities was primarily due to a $1.1 million accrual for a commercial option fee license with Adimab in June 2018. The decrease in operating lease liabilities relates to lease payments made in the current year.

During the six months ended June 30, 2018, net cash provided by operating activities was $12.9 million, primarily due to net income of $15.4 million and non-cash charges of $3.4 million partially offset by net cash used in operating assets and liabilities of $5.9 million. Net cash used in operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $2.4 million decrease in accrued expenses and other current liabilities, and a $2.9 million decrease in deferred revenue-related party, offset by a $0.5 million increase in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities is primarily due to payments of manufacturing costs incurred to support ongoing clinical trial activities, including a payment to Novartis and the decrease in accounts payable was due to timing of invoices for manufacturing expenses.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $13.0 million, primarily due to purchases of marketable securities of $93.5 million and $1.1 million of purchases of property and equipment, partially offset by $81.6 million of proceeds from sales or maturities of marketable securities.

During the six months ended June 30, 2018, net cash used in investing activities was $94.5 million, primarily due to purchases of marketable securities of $107.3 million and $0.6 million of purchases of property and equipment, partially offset by $13.4 million of proceeds from sales or maturities of marketable securities.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $0.2 million, consisting of proceeds received from the exercise of stock options.

During the six months ended June 30, 2018, net cash provided by financing activities was $110.1 million, consisting primarily of $100.4 million net proceeds received upon the completion of the initial public offering in April 2018, $11.5 million from a private placement of common stock with Novartis, a related party, and $0.2 million of proceeds received from the exercise of stock options, partially offset by $2.0 million paid for initial public offering costs.

Contractual Obligations

We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.

During the six months ended June 30, 2019, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since our Annual Report on Form 10-K filed with the SEC on March 7, 2019, except for our adoption of the new leasing standard which is discussed above.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Our cash, cash equivalents and marketable securities as of June 30, 2019 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2017, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 2242512 to Stanford University, or the Stanford Patent. We were one of seven parties opposing the grant of the Stanford Patent, which relates generally to CD47 antibodies for use in treating cancer. Stanford filed a response to the seven oppositions and oral arguments were held in August 2018. The Opposition Division of the EPO maintained an amended version of the patent. As of August 7, 2019, we and three additional opponents had submitted notices of appeal to the Opposition Division’s interlocutory decision to the Technical Board of Appeal of the EPO. Accordingly, final resolution of the oppositions may be several years in the future.

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

*

The certification furnished in Exhibit 32.1 and Exhibit 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surface Oncology, Inc.

Date: August 7, 2019	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Jessica Fees
Jessica Fees
Treasurer and Senior Vice President, Finance and Business
Operations (Principal Financial and Accounting Officer)