Form 10-Q
period 2019-09-30
Surface Oncology, Inc.
filed 2019-11-12
CIK 1718108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, the registrant had 27,882,756 shares of common stock, $0.0001 par value per share, outstanding.

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

i

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
Signatures		37

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$38,523	$82,912
Marketable securities	73,281	75,923
Prepaid expenses and other current assets	2,504	5,766
Total current assets	114,308	164,601
Property and equipment, net	7,628	8,226
Operating lease right-of-use asset	15,807	—
Restricted cash	1,198	1,198
Other assets	35	40
Total assets	$138,976	$174,065
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,647	$3,412
Accrued expenses and other current liabilities	8,433	8,803
Deferred revenue - related party	4,236	14,610
Deferred rent	—	352
Operating lease liability	1,257	—
Total current liabilities	15,573	27,177
Deferred revenue - related party, non-current	34,795	39,342
Deferred rent, non-current	—	4,684
Operating lease liability, non-current	19,623	—
Total liabilities	69,991	71,203
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 27,882,756 and 27,772,600 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	174,485	169,784
Accumulated other comprehensive income (loss)	138	(119)
Accumulated deficit	(105,641)	(66,806)
Total stockholders’ equity	68,985	102,862
Total liabilities and stockholders’ equity	$138,976	$174,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Collaboration revenue - related party	$344	$1,730	$14,921	$49,653
Operating expenses:
Research and development	12,916	15,783	40,461	41,971
General and administrative	4,984	3,977	15,494	11,252
Total operating expenses	17,900	19,760	55,955	53,223
Loss from operations	(17,556)	(18,030)	(41,034)	(3,570)
Interest and other income, net	678	808	2,199	1,708
Net loss	(16,878)	(17,222)	(38,835)	(1,862)
Accretion of redeemable convertible preferred stock to redemption value	—	$—	—	(11)
Net loss attributable to common stockholders	(16,878)	(17,222)	(38,835)	(1,873)
Net loss per share attributable to common stockholders— basic and diluted	$(0.61)	$(0.62)	$(1.39)	$(0.11)
Weighted average common shares outstanding— basic and diluted	27,862,544	27,598,251	27,844,591	17,398,249
Comprehensive loss:
Net loss	$(16,878)	$(17,222)	$(38,835)	$(1,862)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	(36)	43	257	56
Comprehensive loss	$(16,914)	$(17,179)	$(38,578)	$(1,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2018	27,772,600	3	169,784	(119)	(66,806)	102,862
Issuance of common stock upon exercise of stock options	58,082	—	211	—	—	211
Stock-based compensation expense	—	—	1,395	—	—	1,395
Unrealized gain on marketable securities	—	—	—	124	—	124
Net loss	—	—	—	—	(4,199)	(4,199)
Balances at March 31, 2019	27,830,682	3	171,390	5	(71,005)	100,393
Issuance of common stock upon exercise of stock options	21,069	—	33	—	—	33
Stock-based compensation expense	—	—	1,485	—	—	1,485
Unrealized gain on marketable securities	—	—	—	169	—	169
Net loss	—	—	—	—	(17,758)	(17,758)
Balances at June 30, 2019	27,851,751	3	172,908	174	(88,763)	84,322
Issuance of common stock upon exercise of stock options	31,005	—	11	—	—	11
Stock-based compensation expense	—	—	1,566	—	—	1,566
Unrealized loss on marketable securities	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(16,878)	(16,878)
Balances at September 30, 2019	27,882,756	3	174,485	138	(105,641)	68,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands, except share amounts)

	Series A and A-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	37,100,000	$48,517	2,686,350	$—	$6,877	$(246)	$(73,945)	$(67,314)
Issuance of common stock upon exercise of stock options	—	—	80,675	—	157	—	—	157
Stock-based compensation expense	—	—	—	—	1,291	—	—	1,291
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	(11)
Adjustment due to the adoption of ASC 606	—	—	—	—	—	—	13,736	13,736
Unrealized loss on marketable securities	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	—	31,212	31,212
Balances at March 31, 2018	37,100,000	48,528	2,767,025	—	8,314	(296)	(28,997)	(20,979)
Issuance of common stock upon exercise of stock options	—	—	3,636	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	1,490	—	—	1,490
Conversion of redeemable convertible preferred stock to common stock	(37,100,000)	(48,528)	16,863,624	2	48,526	—	—	48,528
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	7,200,000	1	97,208	—	—	97,209
Issuance of common stock to a related party	—	—	766,666	—	11,500	—	—	11,500
Unrealized gain on marketable securities	—	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	—	(15,852)	(15,852)
Balances at June 30, 2018	—	—	27,600,951	3	167,040	(233)	(44,849)	121,961
Issuance of common stock upon exercise of stock options	—	—	23,197	—	24	—	—	24
Repurchases of unvested restricted stock	—	—	(16,935)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,214	—	—	1,214
Unrealized gain on marketable securities	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	(17,222)	(17,222)
Balances at September 30, 2018	—	—	27,607,213	3	168,278	(190)	(62,071)	106,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,835)	$(1,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,324	982
Stock-based compensation expense	4,446	3,995
Net amortization of premiums and discounts on marketable securities	(666)	(207)
Loss on disposal of property and equipment	1	13
Non-cash operating lease cost	865	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,262	3,398
Other assets	5	(54)
Accounts payable	(1,154)	1,144
Accrued expenses and other current liabilities	(301)	(1,964)
Deferred rent	—	(73)
Operating lease liability	(828)	—
Deferred revenue - related party	(14,921)	(4,652)
Net cash (used in) provided by operating activities	(46,802)	720
Cash flows from investing activities:
Purchases of property and equipment	(1,407)	(896)
Purchases of marketable investments	(107,784)	(107,258)
Proceeds from sales or maturities of marketable securities	111,349	16,592
Net cash provided by (used in) investing activities	2,158	(91,562)
Cash flows from financing activities:
Payments of offering costs	—	(2,031)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	100,440
Proceeds from issuance of common stock to a related party	—	11,500
Proceeds from exercise of stock options	255	183
Net cash provided by financing activities	255	110,092
Net increase (decrease) in cash and cash equivalents and restricted cash	(44,389)	19,250
Cash and cash equivalents and restricted cash at beginning of period	84,110	23,540
Cash and cash equivalents and restricted cash at end of period	$39,721	$42,790
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$41
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$11
Purchases of property and equipment included in accounts payable and accrued expenses	$12	$322

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

On April 6, 2018, the Company effected a one-for-2.2 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Redeemable Convertible Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements, and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

On May 1, 2019, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to issue and sell shares of the Company’s common stock of up to $30,000 in gross proceeds, from time to time during the term of the a Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of September 30, 2019, the Company had not sold any shares under the ATM Facility.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, proceeds from a collaboration agreement with Novartis, and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2019, the Company had an accumulated deficit of $105,641.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of November 12, 2019, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities of $111,804, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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

The components of a lease are split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases have lease and non-lease components to which the Company has elected to apply the practical expedient and account for each lease component and related non-lease component as one single component. The Company also elected the package of practical expedients, which, among other things, allows the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election not to recognize leases with an initial term of 12 months or less within its condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in its condensed consolidated statements of operations and comprehensive loss over the lease term.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are also unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year period.

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

3. Marketable Securities

As of September 30, 2019, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$57,211	$92	$(2)	$57,301
U.S. Government agency bonds	15,932	48	—	15,980
	$73,143	$140	$(2)	$73,281

The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	September 30, 2019
	Amortized Cost	Fair Value
Maturing in one year or less	$73,143	$73,281
	$73,143	$73,281

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

The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of September 30, 2019 and December 31, 2018.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$27,739	$—	$—	$27,739
Marketable securities:
U.S. Treasury notes	—	57,301	—	57,301
U.S. Government agency bonds	—	15,980	—	15,980
	$27,739	$73,281	$—	$101,020

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,737	$—	$—	$77,737
Marketable securities:
U.S. Treasury notes	—	62,842	—	$62,842
U.S. Government agency bonds	—	2,885	—	2,885
Corporate bonds	—	10,196	—	10,196
	$77,737	$75,923	$—	$153,660

As of September 30, 2019 and December 31, 2018, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the nine months ended September 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

5. Collaboration Agreement with Novartis

Overview

In January 2016, the Company entered into a collaboration agreement with Novartis (the “Collaboration Agreement”), which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (the “October 2018 Amendment”). Pursuant to the Collaboration Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation, or CD, 73 (“CD73”). In addition, the Company granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights. Novartis initially had the right to exercise up to three purchased Options. Under the Collaboration Agreement, therefore, Novartis had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73). Of these, the Company had the right to retain commercialization rights in the United States to two of such targets. As of September 30, 2019, Novartis has one Option remaining eligible for purchase, and potential exercise. The Collaboration Agreement is governed by a joint steering committee that is co-chaired by a chairperson designated by each of the Company and Novartis. The October 2018 Amendment, among other things, modified certain definitions and provisions of the Collaboration Agreement to make them consistent with the amended and restated development and option agreement the Company entered into with Adimab LLC in October and clarified the parties’ rights and responsibilities relating to the amended agreement with Adimab LLC and diagnostic products.

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

During the nine months ended September 30, 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement. During the nine months ended September 30, 2018, the Company made a payment of $3,543 to Novartis for the reimbursement of manufacturing costs incurred by Novartis prior to December 31, 2017.

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

Termination

Unless terminated earlier, the Collaboration Agreement will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing, or commercializing any antibody candidates or licensed products under the Collaboration Agreement. Novartis may terminate the Collaboration Agreement on a target-by-target basis for any reason upon prior notice to the Company within a specified time period. Either party may terminate the Collaboration Agreement in full, or on a target-by-target basis, if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience, or the Company terminates for Novartis’ material breach, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize certain products.

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

For the three and nine months ended September 30, 2019 and 2018, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Collaboration revenue - related party	$344	$1,730	$14,921	$49,653

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2019:

	December 31, 2018	Additions	Deductions	September 30, 2019
Contract liabilities (1)
Total deferred revenue - related party	$53,952	$—	$(14,921)	$39,031

(1)

Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.

During the three and nine months ended September 30, 2019, the Company recognized $344 and $14,921 of revenue, respectively, related to the amounts included in contract liability balance at the beginning of the period. The aggregate amount of the transaction price allocated to the single performance obligation that is partially unsatisfied was $39,031.

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

7. Stockholders’ Equity (Deficit)

Common Stock

As of September 30, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of $0.0001 par value common stock.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through September 30, 2019.

As of September 30, 2019 and December 31, 2018, the Company had reserved 17,361,676 and 6,083,202 shares, respectively, of common stock for the exercise of outstanding stock options, shares to be issued under the ATM Facility, and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan, and 2018 Employee Stock Purchase Plan.

In May 2019, the Company entered into the Sales Agreement with JonesTrading to issue and sell shares up to $30,000 in shares of the Company’s common stock from time to time. The Company has not yet issued or sold any securities under the Sales Agreement.

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

As of September 30, 2019 and December 31, 2018, all remaining shares available under the 2014 Plan were transferred to the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”).

2018 Stock Option and Incentive Plan

On April 3, 2018, the Company’s stockholders approved the 2018 Plan, which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan was 1,545,454, plus the shares of common stock remaining available for issuance under the 2014 Plan, which shall be cumulatively increased each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

As of September 30, 2019, 1,314,753 shares were available for future issuance under the 2018 Plan.

Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	4,414,225	$6.79	8.29	$2,031
Granted	1,411,597	4.27
Exercised	(110,156)	2.31
Forfeited	(203,287)	6.94
Outstanding as of September 30, 2019	5,512,379	$6.22	8.05	$437
Options exercisable at September 30, 2019	2,591,780	$5.49	7.37	$427
Vested and expected to vest at September 30, 2019	5,512,379	$6.22	8.05	$437

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2019 and year ended December 31, 2018 was $2.85 and $7.47, respectively.

As of September 30, 2019 and December 31, 2018, there were outstanding stock options held by non-employees for the purchase of 278,735 and 317,957 shares of common stock, respectively, with service-based vesting conditions.

2018 Employee Stock Purchase Plan

On April 3, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of September 30, 2019, a total of 534,544 shares of common stock were reserved for issuance under this plan.

For the nine months ended September 30, 2019 and 2018, the Company did not issue any shares of common stock under the 2018 ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock awards in the following expense categories of its statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development expenses	$596	$470	$1,767	$2,111
General and administrative expenses	970	744	2,679	1,884
	$1,566	$1,214	$4,446	$3,995

As of September 30, 2019, the Company had an aggregate of $12,890 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.04 years.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

9. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(16,878)	$(17,222)	$(38,835)	$(1,862)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(11)
Net loss attributable to common stockholders	$(16,878)	$(17,222)	$(38,835)	$(1,873)
Denominator:
Weighted average commons shares outstanding — basic and diluted	27,862,544	27,598,251	27,844,591	17,398,249
Net loss per share attributable to common stockholders — basic and diluted	$(0.61)	$(0.62)	$(1.39)	$(0.11)

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

	September 30,
	2019	2018
Stock options to purchase common stock	5,512,379	4,509,041
Shares to be issued under the 2018 ESPP	78,714	—
	5,591,093	4,509,041

10. Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2019 or 2018.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2019 and December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

As of September 30, 2019 and December 31, 2018, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2016. The Company's tax years are still open under statute from 2015 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

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

The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019

Operating lease cost	R&D Expense	575	1,733
	G&A Expense	234	695
Variable lease costs (1)	R&D Expense	191	532
	G&A Expense	78	214
Total lease cost		1,078	3,174

Weighted-average remaining lease term (in months)			120.0
Weighted-average discount rate			10.5%

(1)

Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $1,068 and $3,137 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2019	800
2020	4,922
2021	5,861
2022	5,468
2023	5,410
Thereafter	37,573
Total future lease payments	60,034
Less: Interest	(39,154)
Present value of future lease payments (lease liability)	$20,880

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Future minimum lease payments for the Company’s operating leases as of December 31, 2018 were as follows:

Year Ending December 31,
2019	2,546
2020	4,258
2021	5,176
2022	5,292
2023	5,376
Thereafter	37,573
$60,221

Prior to the adoption of ASU 2016-02 and for the three and nine months ended September 30, 2018, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements which were amortized to rent expense over the lease term. During the three and nine months ended September 30, 2018, the Company recognized total rent expense of $711 and $2,048, respectively. Sublease payments received from a third-party tenant under a sublease that expired in March 2018 were $3 and $231 for the three and nine months ended September 30, 2018, respectively, and were recorded as reduction of rent expense.

12. Commitments and Contingencies

Legal Proceedings

On September 13, 2019, a purported stockholder of the Company filed a putative class action against the Company, certain of the Company’s directors and officers, or the Individual Defendants, and the underwriters in the Company’s initial public offering, collectively, the Defendants, in the Supreme Court of the State of New York, captioned Ang v. Surface Oncology, Inc., et al., No. 655304/2019 (N.Y. Sup. Ct. Sept. 13, 2019).  The complaint was filed on behalf of a putative class of purchasers of the Company’s common stock in and/or traceable to the Company’s April 19, 2018 initial public offering (the first day of trading of our common stock on the Nasdaq Stock Market) and alleges violations of Section 11 (against all Defendants) and 15 (against the Company and the Individual Defendants) of the Securities Act of 1933, as amended.  The complaint alleges that the Defendants made false or misleading statements in the Company’s Registration Statement on Form S-1 for the Company’s initial public offering regarding SRF231 and hematologic toxicities allegedly caused by SRF231.  The lawsuit seeks, among other things, compensatory damages and interest thereon, and reasonable costs and expenses, including attorneys’ fees.

While the Company is defending against all claims asserted, this litigation could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings may have a material adverse effect on the Company.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

13. Related Party Transactions

Novartis Institutes for BioMedical Research, Inc.

Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Collaboration Agreement and sold 2,000,000 shares of its Series A-1 preferred stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share, for proceeds of $11,500 in a private placement. During the three and nine months ended September 30, 2019, the Company recognized $344 and $14,921 of collaboration revenue under the Collaboration Agreement, respectively. As of September 30, 2019 and 2018, no amounts were due from Novartis.

During the nine months ended September 30, 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement. During the nine months ended September 30, 2018, the Company made a payment of $3,543 to Novartis for the reimbursement of manufacturing costs incurred by Novartis prior to December 31, 2017, as well as rent and utilities.

Research Agreement with Vaccinex, Inc.

On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the three and nine months ended September 30, 2019, the Company paid Vaccinex an aggregate of $425 and $602, respectively, relating to the agreement. During the three and nine months ended September 30, 2018, the Company paid Vaccinex an aggregate of $64 and $133, respectively, relating to the agreement. The payments were recognized as research and development expense. There was no amount due by the Company to Vaccinex as of September 30, 2019. The amount due by the Company to Vaccinex as of September 30, 2018 was $66.

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

NZV930 (formerly SRF373) and SRF617 are antibodies inhibiting CD73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. In addition, inhibition of CD39 results in an increase in the pro-inflammatory metabolite adenosine triphosphate, or ATP, within the TME. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis Institutes for Biomedical Research, Inc., or Novartis, and we expect to file an investigational new drug application, or IND, for SRF617 in the fourth quarter of 2019.

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

SRF813 is an antibody targeting CD112R, an inhibitory protein expressed on natural killer, or NK, and T cells. By blocking the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells, SRF813 can promote the activation of both NK and T-cells, with potential to elicit a strong anti-tumor response. In October, we formally declared SRF813 as a development candidate resulting in the initiation of IND enabling activities.

SRF231 is an antibody targeting CD47, which is a protein expressed on many cells, but often overexpressed on tumor cells. By targeting CD47, we believe we can promote macrophage activation to attack such tumors. We initiated a Phase 1 clinical trial of SRF231 in February 2018. In December 2018, we announced the deprioritization of SRF231 as a result of toxicities seen during the dose escalation portion of the ongoing Phase 1 trial and the evolving competitive landscape. We are continuing dose exploration in the Phase 1 trial and provided additional data regarding SRF231 at the Society for Immunotherapy of Cancer conference in November 2019.

We also have several earlier stage programs that target other critical components of the TME, including regulatory T cells. We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnections between these TME pathways.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of our common stock, at $15.00 per share for net proceeds of $97.2 million. Concurrent with the initial public offering, we issued to Novartis, 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million, in a private placement.

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, SRF813, and SRF231, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of preferred stock, payments received under the Collaboration Agreement with Novartis, and proceeds from our initial public offering of common stock and concurrent private placement. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $111.8 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $16.9 million, and $38.8 million for the three and nine months ended September 30, 2019, respectively, and $17.2 million and $1.9 million for three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $105.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially, particularly as we:

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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity, debt financings or other sources, which may include collaborations with third parties. We may be unable to raise additional funds or enter into other agreements or arrangements, when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

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

We believe that our existing cash, cash equivalents and marketable securities, as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2021, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Collaboration Agreement with Novartis

In January 2016, we entered into the Collaboration Agreement to develop next-generation cancer therapies. Under the Collaboration Agreement, as amended, we were responsible for performing research on antibodies that bind to CD73 and four other specified targets. We were responsible for all costs and expenses incurred by, or on behalf of, us in connection with the research.

Pursuant to the Collaboration Agreement, we granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73, along with the right to purchase exclusive option rights, each an Option, for up to four specified targets, each an Option Target, including obtaining certain development, manufacturing and commercialization rights. If Novartis purchases an Option, following receipt of the IND acceptance for a candidate with respect to the applicable Option Target, Novartis will be entitled to exercise the Option for such Option Target. Pursuant to the Collaboration Agreement, Novartis initially had the right to exercise up to three purchased Options. In March 2018, Novartis notified us of its decision to not exercise its previously purchased Option for SRF231, our CD47 product candidate. In March 2018, we and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Collaboration Agreement. In February 2019, Novartis notified us of its decision not to purchase its Option related to IL-27. As a result, as of September 30, 2019, Novartis has one Option remaining eligible for purchase, and potential exercise.

At the time we entered into the Collaboration Agreement in January 2016, Novartis made an upfront payment to us of $70.0 million. Under the Collaboration Agreement, Novartis is also obligated to pay us a fee to the extent it desires to purchase an Option for any Option Target and another fee to exercise such purchased Option, which entitles us to an aggregate of up to $20.0 million of potential option purchase and option exercise payments for the remaining Option. We are also eligible to receive payments on a target-by-target basis upon the achievement of specified development and sales milestones, as well as tiered royalties on annual net sales by Novartis of licensed products ranging from high single-digit to mid-teens percentages upon successful commercialization of any products. Under the Collaboration Agreement, as of September 30, 2019, we are entitled to potential milestones in excess of $500.0 million, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. The maximum aggregate amount of potential option purchase, option exercise, and milestone payments associated with Novartis’ single remaining Option is $220.0 million, as well as tiered royalties on annual net sales by Novartis ranging from high-single-digit to low double-digit percentages upon the successful commercialization of the remaining Option Target.

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

In February 2018, we received an additional milestone payment of $45.0 million from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for NZV930. Upon achieving the milestone, we concluded this variable consideration was no longer constrained and included this amount in the transaction price. We have recognized $32.6 million as collaboration revenue – related party as of September 30, 2019, based on the ratio of our actual costs incurred as of the milestone achievement date to our total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Collaboration Agreement. The remaining unrecognized amount was initially recorded as deferred revenue and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred by us under the Collaboration Agreement.

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

Through September 30, 2019, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. During the three and nine months ended September 30, 2019 and 2018 we recognized revenue of $0.3 million, $14.9 million, $1.7 million, and $49.7 million, respectively, related to the Collaboration Agreement.

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

The following table summarizes our research and development expenses by program:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
SRF231	$792	$7,583	$5,119	$18,500
NZV930 (Formally SRF373)	—	944	—	956
SRF388	2,222	582	6,101	2,365
SRF617	3,790	1,038	10,681	3,203
SRF813	481	308	829	895
Other early-stage programs	195	816	953	1,864
Unallocated research and discovery expenses	5,436	4,512	16,778	14,188
Total research and development expenses	$12,916	$15,783	$40,461	$41,971

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase over the next several years as we initiate clinical trials and pursue later stages of development of SRF617, SRF388, and SRF813, initiate clinical trials for the product candidates we develop and continue to discover and develop additional product candidates.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, along with the changes in those items:

	Three months ended September 30,
	2019	2018	2019 v 2018
	(in thousands)
Collaboration revenue - related party	$344	$1,730	$(1,386)
Operating expenses:
Research and development	12,916	15,783	(2,867)
General and administrative	4,984	3,977	1,007
Total operating expenses	17,900	19,760	(1,860)
Loss from operations	(17,556)	(18,030)	474
Interest and other income (expense), net	678	808	(130)
Net Loss	$(16,878)	$(17,222)	$344

Collaboration Revenue

Collaboration revenue was $0.3 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, all of which was derived from the Collaboration Agreement. The decrease in collaboration revenue-related party was primarily due to a reduction in costs incurred in the current year resulting from Novartis’ decision not to purchase its Option related to IL-27 in February 2019. This decision reduced the number of remaining specified targets in our Collaboration Agreement from two in the three months ended September 30, 2018 to one in the three months ended September 30, 2019.

Research and Development Expenses

	Three months ended September 30,
	2019	2018	2019 v 2018
	(in thousands)
Direct research and development expenses by program:
SRF231	$792	$7,583	$(6,791)
NZV930 (Formally SRF373)	—	944	(944)
SRF388	2,222	582	1,640
SRF617	3,790	1,038	2,752
SRF813	481	308	173
Other early-stage programs	195	816	(621)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,887	3,136	751
Facility related and other	1,549	1,376	173
Total research and development expenses	$12,916	$15,783	$(2,867)

Research and development expenses were $12.9 million for the three months ended September 30, 2019, compared to $15.8 million for the three months ended September 30, 2018. The decrease of $2.9 million was primarily due to decreases of $6.8 million in external costs for our SRF231 program, $0.9 million in external costs for our SRF373 program and $0.6 million in our early-stage programs partially offset by increases of $1.6 million in external costs for our SRF388 program, $2.8 million in external costs for our SRF617 program, $0.2 million in external costs for our SRF813 program, and $0.9 million for research and discovery and unallocated costs.

The decrease in research and development expenses for our SRF231 program was primarily due to a reduction in contract manufacturing work completed in 2019 compared to 2018, as well as the deprioritization of SRF231, which we announced in December 2018.

The decrease in research and development expenses for our NZV930 program was primarily due to initiation of the Phase 1 clinical trial by Novartis in 2018. Novartis has worldwide exclusive rights to this program, and as a result of the initiation of the Phase 1 clinical by Novartis, we are no longer incurring expenses for this program.

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

The increase in research and development expenses for our SRF813 program was primarily due to increased contract manufacturing work.

The increase in research and discovery and unallocated expenses was primarily due to a $0.8 million increase in personnel-related costs due to increased headcount, as well as an increase in facility and other costs.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2019, compared to $4.0 million for the three months ended September 30, 2018. The increase of $1.0 million was primarily due to an increase of $0.6 million in personnel-related costs as a result of an increase in headcount, an increase of $0.3 million in facility and other costs, and an increase of $0.1 million for professional fees related to legal and accounting services.

Interest and Other Income (Expense), Net

Interest and other income were approximately $0.7 million and $0.8 million during the three months ended September 30, 2019 and 2018, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, along with the changes in those items:

	Nine months ended September 30,
	2019	2018	2019 v 2018
	(in thousands)
Collaboration revenue - related party	$14,921	$49,653	$(34,732)
Operating expenses:
Research and development	40,461	41,971	(1,510)
General and administrative	15,494	11,252	4,242
Total operating expenses	55,955	53,223	2,732
Loss from operations	(41,034)	(3,570)	(37,464)
Interest and other income (expense), net	2,199	1,708	491
Net Loss	$(38,835)	$(1,862)	$(36,973)

Collaboration Revenue

Collaboration revenue was $14.9 million and $49.7 million for the nine months ended September 30, 2019 and 2018, respectively, all of which was derived from the Collaboration Agreement. The decrease in collaboration revenue-related party was primarily due to the recognition of $24.7 million in revenue in the nine months ended September 30, 2018 related to a milestone payment of $45.0 million that we received in February 2018 from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for NZV930, and $5.0 million related to Novartis’ decision not to exercise its option related to CD47 in February 2018.

Research and Development Expenses

	Nine months ended September 30,
	2019	2018	2019 v 2018
	(in thousands)
Direct research and development expenses by program:
SRF231	$5,119	$18,500	$(13,381)
NZV930 (Formally SRF373)	—	956	(956)
SRF388	6,101	2,365	3,736
SRF617	10,681	3,203	7,478
SRF813	829	895	(66)
Other early-stage programs	953	1,864	(911)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	11,930	10,106	1,824
Facility related and other	4,848	4,082	766
Total research and development expenses	$40,461	$41,971	$(1,510)

Research and development expenses were $40.5 million for the nine months ended September 30, 2019, compared to $42.0 million for the nine months ended September 30, 2018. The decrease of $1.5 million was primarily due to decreases of $13.4 million in external costs for our SRF231 program, $1.0 million in external costs for our SRF373 program, and $0.9 million in our early-stage programs, which was partially offset by increases of $3.7 million in external costs for our SRF388 program, $7.5 million in external costs for our SRF617 program, and $2.6 million for research and discovery and unallocated costs.

The decrease in research and development expenses for our SRF231 program was primarily due to a reduction in contract manufacturing work completed in 2019 compared to 2018, as well as the deprioritization of SRF231, which we announced in December 2018.

The decrease in research and development expenses for our NZV930 program was primarily due to initiation of the Phase 1 clinical trial by Novartis in 2018. Novartis has worldwide exclusive rights to this program, and as a result of the initiation of the Phase 1 clinical by Novartis, we are no longer incurring expenses for this program.

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

The increase in research and discovery and unallocated expenses was primarily due to increases of $1.8 million in personnel-related costs due to increased headcount, and an increase of $0.8 million in facility related costs.

General and Administrative Expenses

General and administrative expenses were $15.5 million for the nine months ended September 30, 2019, compared to $11.3 million for the nine months ended September 30, 2018. The increase of $4.2 million was primarily due to increases of $2.7 million in personnel related costs due to increases in headcount, and an increase of $1.2 million in facility and other costs.

Interest and Other Income (Expense), Net

Interest and other income were approximately $2.2 million and $1.7 million during the nine months ended September 30, 2019 and 2018, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from the sales of preferred stock, payments received under the Collaboration Agreement, and proceeds from our initial public offering of common stock and concurrent private placement. Through September 30, 2019, we had received gross proceeds of $48.6 million from our sales of preferred stock and $150.0 million from the Collaboration Agreement.

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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $111.8 million.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates and our discovery programs and conduct research under the Collaboration Agreement. In addition, we expect to continue to incur additional costs associated with operating as a public company.

We believe that our existing cash, cash equivalents, and marketable securities, as of November 12, 2019, will enable us to fund our operating expenses and capital expenditure requirements into 2021, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes information regarding our cash flows for each of the periods presented:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(46,802)	$720
Investing activities	2,158	(91,562)
Financing activities	255	110,092
Net increase (decrease) in cash and cash equivalents and restricted cash	$(44,389)	$19,250

Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $46.8 million, primarily due to a net loss of $38.8 million and changes in our operating assets and liabilities of $14.0 million, partially offset by non-cash charges of $6.0 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $14.9 million decrease in deferred revenue-related party, a $0.3 million decrease in accrued expenses and other current liabilities, a $1.2 million increase in accounts payable, a $0.8 million decrease in operating lease liabilities, and a decrease of $3.3 million in prepaid expenses and other current assets. The decrease in deferred revenue-related party was primarily due to the removal of all future costs associated with IL-27 from the estimated total costs in the cost-to-cost model as a result of Novartis’ decision not to purchase the Option related to IL-27. The decrease in prepaid expenses and other current assets was primarily due to the collection of $2.2 million related to an insurance receivable in 2019. The decrease in operating lease liabilities relates to lease payments made in the current year.

During the nine months ended September 30, 2018, net cash provided by operating activities was $0.7 million, primarily due to non-cash charges of $4.8 million partially offset by cash net loss of $1.9 million and changes in our operating assets and liabilities of $2.2 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $2.0 million decrease in accrued expenses other current liabilities, a $4.7 million decrease in deferred revenue-related party, offset by a $3.4 million decrease in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities is primarily due to payments of manufacturing costs incurred to support ongoing clinical trial activities, including a payment to Novartis and the decrease in accounts payable was due to timing of invoices for manufacturing expenses.

Investing Activities

During the nine months ended September 30, 2019, net cash provided by investing activities was $2.2 million, primarily due to purchases of marketable securities of $107.8 million and $1.4 million of purchases of property and equipment, partially offset by $111.3 million of proceeds from sales or maturities of marketable securities.

During the nine months ended September 30, 2018, net cash used in investing activities was $91.6 million, primarily due to purchases of marketable securities of $107.3 million and $0.9 million of purchases of property and equipment, partially offset by $16.6 million of proceeds from sales or maturities of marketable securities.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $0.3 million, consisting of proceeds received from the exercise of stock options.

During the nine months ended September 30, 2018, net cash provided by financing activities was $110.1 million, consisting primarily of $100.4 million net proceeds received upon the completion of the initial public offering in April 2018, $11.5 million from a private placement of common stock with Novartis, a related party, and $0.2 million of proceeds received from the exercise of stock options, partially offset by $2.0 million paid for initial public offering costs.

Contractual Obligations

We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.

During the nine months ended September 30, 2019, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019.

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

Our cash, cash equivalents and marketable securities as of September 30, 2019 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2017, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 2242512 to Stanford University, or the Stanford Patent. We were one of seven parties opposing the grant of the Stanford Patent, which relates generally to CD47 antibodies for use in treating cancer. Stanford filed a response to the seven oppositions and oral arguments were held in August 2018. The Opposition Division of the EPO maintained an amended version of the patent. As of November 12, 2019, we and three additional opponents, and Stanford, had submitted notices of appeal to the Opposition Division’s interlocutory decision to the Technical Board of Appeal of the EPO. Accordingly, final resolution of the oppositions may be several years in the future.

We are also aware of various pending divisional applications relating to EP 2242512 that are being pursued by Stanford University. Two divisional applications, EP 3056514 and EP 3056515, proceeded to grant on April 17, 2019. According to Article 99 of the European Patent Convention, any person may give notice to the EPO of opposition to these patents within nine months of grant, i.e., by January 17, 2020. Notices of opposition have been filed by a third party in EP 3056514 and EP 3056515.

On September 13, 2019, a purported stockholder of the Company filed a putative class action against us, certain of our directors and officers, or the Individual Defendants, and the underwriters in our initial public offering, collectively, the Defendants, in the Supreme Court of the State of New York, captioned Ang v. Surface Oncology, Inc., et al., No. 655304/2019 (N.Y. Sup. Ct. Sept. 13, 2019).  The complaint was filed on behalf of a putative class of purchasers of our common stock in and/or traceable to our April 19, 2018 initial public offering (the first day of trading of our common stock on the Nasdaq Stock Market) and alleges violations of Section 11 (against all Defendants) and 15 (against the Company and the Individual Defendants) of the Securities Act of 1933, as amended. The complaint alleges that the Defendants made false or misleading statements in our Registration Statement on Form S-1 for our initial public offering regarding SRF231 and hematologic toxicities allegedly caused by SRF231.  The lawsuit seeks, among other things, compensatory damages and interest thereon, and reasonable costs and expenses, including attorneys’ fees.  Although litigation outcomes are inherently unpredictable, we believe this action is without merit and intend to defend it vigorously.  We are unable to make a reasonable estimate of the amount or range of possible loss, if any, that could result from an unfavorable outcome.

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

Surface Oncology, Inc.

Date: November 12, 2019	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Jessica Fees
Jessica Fees
Treasurer and Senior Vice President, Finance and Business
Operations (Principal Financial and Accounting Officer)