Form 10-K
period 2019-12-31
Surface Oncology, Inc.
filed 2020-03-10
CIK 1718108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 28, 2019, was $56,408,807. For purposes of foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

The number of shares of registrant’s Common Stock outstanding as of March 5, 2020 was 28,061,197.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 10, 2020, are incorporated by reference into Part III of this Report.

i

PART I

Item 1. Business.

Overview

We are a clinical-stage immuno-oncology company focused on using our specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment, or the TME, for the development of next-generation cancer therapies. While first-generation immuno-oncology therapies, such as checkpoint inhibitors, represent a remarkable therapeutic advancement, we believe most patients do not achieve durable clinical benefit primarily because these therapies focus on only one element of the complex and interconnected immunosuppressive TME. We believe there is a significant opportunity to more broadly engage both the innate and adaptive arms of the immune system in a multi-faceted, coordinated and patient-specific approach, to meaningfully improve cure rates for patients with a variety of cancers. We aim to identify key components within the TME to gain a deep understanding of its biology, leverage this understanding to define the optimal therapeutic targets and the patients most likely to benefit, and develop novel antibody therapeutics with differentiated biologic activity. By utilizing our expertise in immunology, oncology, assay development, antibody selection and characterization, and translational research, we are developing and advancing a broad pipeline of TME-focused programs that we believe are the next generation of immuno-oncology therapies. Our programs demonstrate our multi-faceted approach by targeting several critical components of the immunosuppressive TME.

NZV930 (formerly SRF373) and SRF617 are antibodies inhibiting cluster of differentiation, or CD, 73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. Elevated adenosine levels in the TME are associated with a poor prognosis in patients with certain types of cancer. NZV930 and SRF617 each aim to reduce the production of immunosuppressive adenosine, but target different points of the adenosine pathway. In addition to reducing the production of adenosine, we believe SRF617 will also stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP, a proinflammatory molecule and key driver of the maturation and activation of immune cells. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis Institutes for Biomedical Research, Inc., or Novartis, and we filed an investigational new drug application, or IND, for SRF617 in November 2019, and received permission to proceed from the U.S. Food and Drug Administration, or FDA, on December 12, 2019.

SRF388 is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein secreted by cells, in the TME that is overexpressed in certain cancers, including hepatocellular and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one of the subunits of IL-27, EBI3, is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. We filed an IND for SRF388 in December 2019 and received permission to proceed from the FDA on January 17, 2020.

SRF813 is an antibody targeting CD112R, an inhibitory protein expressed on natural killer, or NK, and T cells. SRF813 binds a distinct portion of CD112R and blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. SRF813 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. In October 2019, we formally declared SRF813 as a development candidate resulting in the initiation of IND-enabling activities.

SRF231 is an antibody targeting CD47, a protein expressed on many cells and often overexpressed on tumor cells. We initiated a Phase 1 clinical trial of SRF231 in February 2018. In December 2018, we announced the deprioritization of SRF231 as a result of toxicities seen during the dose escalation portion of the ongoing Phase 1 trial and the evolving competitive landscape. We expect to conclude the Phase 1 trial in 2020, and do not plan to further develop SRF231.

We also have an earlier stage program targeting regulatory T cells, another critical component of the TME. We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnections between these TME pathways.

In January 2016, we entered into a strategic collaboration agreement, or the Collaboration Agreement, with Novartis to develop next-generation cancer therapies. Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture, and commercialize antibodies that target CD73. Under the Collaboration Agreement, we are currently entitled to potential milestone payments upon the achievement of specified development and sales milestones, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon successful commercialization of NZV930. In addition, we initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets, including certain development, manufacturing and commercialization rights. As of December 31, 2019, Novartis had one Option remaining eligible for purchase, and potential exercise. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement, and as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis and our performance obligations under the Collaboration Agreement ended. The maximum aggregate amount of milestone payments that the Company is currently entitled to receive under the Collaboration Agreement is $525.0 million.

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

NK cells are a type of immune cell that can recognize and lyse, or kill, other cells that need to be destroyed, including cancer cells. These immune cells are a key component of the immune system that provide a rapid, non-specific response to pathogens. NK and T cells express CD112R, an inhibitory protein that helps block NK and T cell activation when bound to its binding partner, CD112. Targeting CD112R is an attractive therapeutic strategy for activating NK and T cells so that they can effectively kill tumor cells.

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

SRF617 inhibits CD39, an enzyme critical both to the production of adenosine and the breakdown of ATP. We believe targeting CD39 will not only reduce extracellular adenosine, but will also maintain extracellular levels of immunostimulatory ATP, both of which have been observed to promote anti-tumor immunity. CD39 overexpression also counteracts the effects of chemotherapy, which we believe further supports its importance as a therapeutic target. In preclinical studies, SRF617 exhibited potent CD39 enzymatic inhibition. We wholly own SRF617. We filed an IND for SRF617 in November 2019 and received permission to proceed from the FDA on December 12, 2019. We expect to begin the Phase 1 trial in the first half of 2020.

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

Effect of Targeting CD73 and PD-1 in Combination

Clinical Trial

We have granted Novartis worldwide development and commercialization rights to NZV930. An IND for NZV930, was sponsored and filed by Novartis with the FDA in February 2018, and NZV930 entered clinical trials in June 2018. As depicted below, the Phase 1 trial is anticipated to enroll approximately 344 patients. Following a monotherapy dose escalation, NZV930 will be tested in combination with a PD-1 inhibitor, Novartis’ PDR001 and an A2A receptor antagonist, Novartis’ NIR178. A triplet therapeutic regimen, including NZV930, PDR001 and NIR178 will also be tested.

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

Effect of SRF617 on Tumor Growth

Clinical Trial

We filed an IND for SRF617 in November 2019 and received permission to proceed from the FDA on December 12, 2019. We expect to begin a Phase 1 trial in the first half of 2020. As depicted below, the Phase 1 trial is anticipated to enroll approximately 100 patients. Following a monotherapy dose escalation, SRF617 will be tested in combination with a PD-1 inhibitor and with chemotherapy.

SRF617 Clinical Development Plan – Phase1/1b

Inhibiting the Immunosuppressive Cytokine IL-27 to Activate the Immune System

Overview of SRF388

SRF388 is a fully human IgG1 monoclonal antibody that binds to the p28 subunit of IL-27 and inhibits its activity. We identified SRF388 using our proprietary suite of research tools, which have allowed us to enhance our deep biological understanding of IL-27 and its receptor. We selected SRF388 for clinical development based on the following key observations in our preclinical studies:

•	Potent reduction of IL-27 driven immune cell suppression;
•	Potential for combination therapy including checkpoint inhibitors; and
•	Strong translational rationale for targeting IL-27 in certain types of cancer.

IL-27 Background

IL-27 is a multi-subunit cytokine (P28 and EBI3) secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its role in resolving tissue inflammation and its association with maternal-fetal tolerance. Due to its immunosuppressive nature, there is an emerging rationale for inhibiting IL-27 to treat cancer, as this approach influences the activity of multiple types of immune cells that are necessary to recognize and attack the tumor. As shown in the diagram below, IL-27 suppresses T cell activation, which we believe will prevent the immune system from recognizing, attacking and killing cancerous cells.

IL-27 Role in Immunosuppression

IL-27 Upregulates Checkpoint Receptors, Downregulates Proinflammatory Cytokines

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

SRF388 Plus PD-1 Inhibitor Effect on Inflammatory Cytokine Production

We have seen compelling monotherapy anti-tumor activity following treatment with SRF388 in our preclinical studies. In the preclinical study below, SRF388 treatment resulted in a significant reduction in overall lung tumor metastasis, as compared to a control antibody.

Effect of SRF388 on Tumor Metastases

In the preclinical study below, SRF388 monotherapy resulted in a significant reduction in the growth of hepatocellular, or HCC, tumors, as compared to a control antibody.

Effect of SRF388 on Tumor Growth

As shown below, levels of the IL-27 subunit EBI3 are elevated in the serum collected from people with cancer. In particular, high levels are observed in patients with renal cell carcinoma, or RCC, and HCC.

Levels of EBI3 are Elevated in Serum from Cancer Patients

Clinical Trial

We filed an IND for SRF388 in December 2019 and received permission to proceed from the FDA on January 17, 2020. We expect to begin a Phase 1 trial in the first half of 2020. As depicted below, the Phase 1 trial is anticipated to enroll approximately 100 patients. Following a monotherapy dose escalation, SRF388 will be tested in specific cohorts of patients with RCC and HCC.

SRF388 Clinical Development Plan – Phase1/1b

Blocking the Inhibitory Receptor CD112R to Promote Immune Cell Activation in the Tumor Microenvironment

Overview of SRF813

SRF813 is a fully human IgG1 monoclonal antibody that binds to the inhibitory receptor CD112R and antagonizes its function on immune cells. We selected SRF813 for clinical development based on the following key observations in our preclinical studies:

•	Potent blockade of CD112R interaction with its ligand CD112;
•	Enhancement of NK and T cell activation; and
•	Inhibition of tumor growth.

CD112R Background

CD112R is an inhibitory receptor primarily expressed on NK cells and T cells. CD112R suppresses immune cell activation through its binding with CD112. Because CD112 is commonly overexpressed on tumor cells, there is an emerging rationale for disrupting the CD112:CD112R interaction to promote antitumor immune responses.

CD112:CD112R Binding Inhibits Immune Cell Activation

Our Preclinical Studies

In our preclinical studies, we observed that SRF813 potently inhibited CD112 from binding to CD112R expressed on a T cell leukemia cell line when compared to a control antibody.  The ability to block the interaction with CD112 was concentration dependent, as shown in the figure below.

SRF813 Blockade of CD112R:CD112 Binding

In preclinical studies, we observed that blocking CD112R with SRF813 activated NK cells and increased their anti-tumor activity, demonstrated by increased expression of 4-1BB, an important costimulatory molecule, and enhanced degranulation, when compared to a control antibody. Based upon our preclinical studies, we believe that blocking CD112R has the potential to promote a potent antitumor immune response.

SRF813 Increases NK Cell Activation and Degranulation

We have observed compelling monotherapy anti-tumor activity following treatment with a CD112R antibody in our preclinical studies. In the preclinical study below, treatment with a CD112R antibody resulted in reduced tumor growth when compared to a control antibody.

Effect of SRF813 on Tumor Growth

We have initiated IND enabling studies for SRF813.

Other Research Programs

We also have an earlier stage program targeting regulatory T cells, another critical component of the TME. We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnection between the pathways of the TME.

Collaboration Agreement with Novartis

Overview

In January 2016, we entered into a strategic collaboration with Novartis to develop next-generation cancer therapies. The Collaboration Agreement was subsequently amended in May 2016, July 2017, September 2017 and October 2018. Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets, including certain development, manufacturing and commercialization rights. As of December 31, 2019, Novartis had one Option remaining eligible for purchase, and potential exercise. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis (See Note 21 to our consolidated financial statements) and our performance obligations under the Collaboration Agreement have ended. We are currently entitled to potential milestone payments upon the achievement of specified development and sales milestones of $525.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development of and achievement of all sales milestones for NZV930. Through December 31, 2019, we had received an aggregate of $80.0 million in option purchase and milestone payments from Novartis. In January 2016 and April 2018, we also received equity investments of $13.5 million and $11.5 million, respectively, from Novartis.

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

Exclusivity

Neither party may, alone or with any affiliate or third party develop or commercialize any antibody that specifically binds to CD73. The October 2018 Amendment clarified that Novartis is permitted to research, develop, manufacture or commercialize any diagnostic product that specifically binds to CD73, subject to Novartis’ compliance with its rights and obligations under the Collaboration Agreement, and provided that where such diagnostic product is an Adimab diagnostic product, Novartis may research, develop, manufacture or commercialize such Adimab diagnostic product solely for the purpose of research, development or commercialization of a therapeutic or prophylactic licensed product that specifically binds to the same licensed target.

Termination

Unless terminated earlier, the Collaboration Agreement will continue in effect until neither we nor Novartis is researching, developing, manufacturing or commercializing any antibody candidate that binds to CD73. Novartis may terminate the Collaboration Agreement for any reason upon prior notice to us within a specified time period. Either party may terminate the Collaboration Agreement if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience, or we terminate for Novartis’ material breach, Novartis will grant us, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize NZV930.

Other Collaborations and License Agreements

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

Manufacturing

We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. While we do not plan to develop our own full-scale manufacturing capabilities, we may consider establishing a small, flexible facility for supporting preclinical IND-enabling studies and early clinical studies. Currently, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into contracts with CMOs for SRF617 and SRF388 related to production of drug substance and drug product for our clinical trials and plan to enter into additional contracts with these or other manufacturers for additional supply.

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

As of March 10, 2020, we co-own and have exclusively licensed to Novartis our rights in two patent families that cover compositions of matter and methods of use for our CD73 therapeutic antibody candidate, NZV930.  The first patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application, one expired international (Patent Cooperation Treaty [“PCT”]) patent application, and 42 ex-US applications.  The second patent family includes two expired U.S. provisional patent applications and one pending PCT patent application.  Foreign patent applications claiming priority to the PCT patent application from the second patent family will be filed on or before the national phase entry deadline. Any patents issuing from the first and second patent families would be expected to expire in 2038 or 2039, respectively, absent any applicable patent term adjustment or extension.

As of March 10, 2020, we co-own one U.S. non-provisional patent application and one corresponding PCT patent application and five U.S. provisional patent applications related to compositions of matter and methods of use for our CD39 therapeutic antibody candidates, including SRF617.  We have the right to obtain exclusive ownership of these applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.

With respect to our IL-27 therapeutic antibody program, as of March 10, 2020, we own one pending U.S. non-provisional patent application and two PCT patent applications within two patent families that cover compositions of matter and methods of use for various antibodies.  We have one additional U.S. provisional patent application pending that also relates to our IL-27 program. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.

As of March 10, 2020, we co-own one U.S. non-provisional patent application and corresponding PCT patent application directed to compositions of matter and methods of use for our CD112R therapeutic antibody candidates.  We have one pending provisional application also relating to this program.  Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.

As of March 10, 2020, we co-own U.S. Patent Nos. 9,803,016, 9,650,441, 10,442,858 and 10,570,201, which cover composition of matter and the treatment of cancer using our therapeutic CD47 antibody, SRF231. Additionally, we co-own eleven foreign patent applications within this patent family. These patent rights are expected to expire in 2036, absent any applicable patent term adjustment or extension.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2020, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2,942,965. The sponsor of an approved NDA or BLA is also subject to an annual prescription drug program fee, which for fiscal year 2020 is $325,424. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

•

The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain nonphysician providers such as physician assistants and nurse practitioners;

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2029. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

CMS has recently proposed and enacted regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business.

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

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. This decrease in reimbursement has been challenged in the U.S. District Court for the District of Columbia, and was appealed to the U.S. Court of Appeals; a decision is expected in early 2020. It is unclear how the invalidation of the formula could affect pharmaceutical manufacturers and hospitals who prescribe their products.

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

Additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:

•

The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken.

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

Employees

As of March 10, 2020, we had 49 full-time employees, including 32 employees engaged in research and development. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in April 2014. The Company’s website address is www.surfaceoncology.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Financial Information – SEC Filings section of its website, as soon as reasonably practicable after the reports are electronically filed or furnished with the SEC.  The SEC maintains a file that contains these reports as well as proxy statements and other information regarding issuers that file electronically.  The SEC’s website is www.sec.gov.  The Company’s website and its contents are not deemed incorporated by reference into this report.

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

Since inception, we have incurred significant net losses. Our net losses were $54.8 million, $6.6 million, and $45.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 we had an accumulated deficit of $121.6 million. We have funded our operations to date primarily with proceeds from the sale of preferred stock and upfront fees received in connection with our collaboration with Novartis Institutes for Biomedical Research, Inc., or Novartis. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing related intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that the net proceeds from our initial public offering and the concurrent private placement, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2022.

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

We have incurred substantial losses during our history. As of December 31, 2019, we had federal and state net operating loss carryforwards of $71.5 million and $73.0 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. Use of our federal and state net operating loss carryforwards has been limited and could be further limited if we experience additional ownership changes, which could have an adverse effect on our future results of operations.

Our Loan and Security Agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our Loan and Security Agreement, the Loan and Security Agreement, with K2 HealthVentures LLC, or K2 Health Ventures, contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we engage in new lines of business, incur additional indebtedness or liens, make certain investments, make certain payments, pay cash dividends, merge with other companies or consummate certain changes of control, acquire other companies, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements, enter into various other specified transactions, executive office or executive management without notice. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of K2 Health Ventures or prepay the outstanding amount under the Loan and Security Agreement. Our obligations under the Credit Agreement are secured by all of our property, with certain exceptions. We may not be able to generate sufficient cash flow to pay the principal and interest under the Loan and Security Agreement.

Risks Related To Product Development And Regulatory Process

If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. One of our product candidates, NZV930 (formerly SRF373), is being investigated in ongoing Phase 1 clinical trials, and we recently received IND clearance for SRF617 and SRF388. The rest of our product candidates are all in preclinical development. We have invested substantially all of our efforts and financial resources into our clinical studies as well as the identification of targets and preclinical development of antibodies.

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

In order to obtain FDA approval to market a new biological product we must demonstrate proof of safety, purity and potency or efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects. The FDA, the EMA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority.

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
•

it may be difficult to enroll a sufficient number of patients with a predictive biomarker or enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

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

We expect that we will need to develop, or enter into a collaboration or partnership to develop, complementary diagnostics and/or companion diagnostics for our current or future product candidates. If we, or our future collaborators, are unable to successfully develop such companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our future product candidates.

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

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that any of our product candidates are safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

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

Our ability to commercialize any product candidates, whether as a single agent or combination therapy, successfully also will depend in part on the extent to which coverage and reimbursement for these product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our programs.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that can differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. For example, on December 18, 2019, President Trump, the U.S. Department of Health and Human Services, and the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in December 2018, we announced a significant reduction of the investment in and scope of our SRF231 program and, based on the reallocation of capital, we prioritized SRF617 and SRF388. However, the advancement of SRF617 and SRF388 may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to accelerate with our capital resources. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we licensed worldwide development and commercialization rights with respect to NZV930 to Novartis and we will receive only milestone payments and royalties on sales of NZV930, if approved. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

As part of our business strategy, we may seek Orphan Drug Designation for our other product candidates we develop, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Even if we obtain orphan drug exclusivity for our product candidates, that exclusivity may not effectively protect our product candidates from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

The ACA has faced numerous judicial, administrative, executive, and legislative challenges, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a "Blueprint", or plan, to reduce the cost of drugs. The current administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services has implemented and are working to implement. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Further On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including data protection laws, health and safety laws and regulations and medicine licensing and regulations), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK Data Protection Act could become less aligned with the EU General Data Protection Regulation, or GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data. This risk would apply more immediately in the event of a “no-deal” Brexit (including no transition period).

In the event we conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In light of Brexit, it is unclear whether the European Commission, or EC, will grant an adequacy finding to the UK (a finding that the UK privacy legal framework provides an adequate level of privacy protection to EU individuals). Absent an adequacy finding, transfers of personal data from the EU to the UK would be impermissible without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU-UK privacy shield similar to the current framework in place between the EU and the U.S. The extensive authority of UK intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding, and reduce the likelihood that the EC would approve an EU-UK privacy shield. Accordingly, we could be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data.

Risks Related To Reliance On Third Parties

We are fully dependent on our collaboration with Novartis for the development of NZV930 and may depend on additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In January 2016, we entered into a strategic collaboration agreement with Novartis, or the Collaboration Agreement, to develop next generation cancer therapies. Pursuant to the Collaboration Agreement, we granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights to up to four specified targets, including certain research, development, manufacturing and commercialization rights. As of December 31, 2019, Novartis had one Option remaining eligible for purchase and potential exercise. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis and our performance obligations under the Collaboration Agreement have ended. The Collaboration Agreement involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provided for additional payments upon Novartis’ election to exercise rights to commercialize additional product candidates, and provides us with royalty-based revenue if NZV930 is successfully commercialized. Novartis initially had, and any future collaborators could have, substantial ability to control the development and commercialization of any targets they license. Our lack of control over the clinical development of certain programs with future collaborators could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended IND filings in a timely fashion, if at all. In particular, Novartis is solely responsible for the development and commercialization of NZV930 and as such, we are wholly dependent on Novartis for the success of this program. In the event Novartis terminates the Collaboration Agreement, we would be prevented from receiving any milestone payments, royalty payments and other benefits under that agreement, which would have a materially adverse effect on our results of operations. Furthermore, as Novartis did not purchase and exercise its last remaining Option, we will not be eligible to receive any future milestone payments under the Collaboration Agreement, other than from NZV930, which could require us to seek additional funding in order to avoid further delaying, reducing the scope of, or suspending, one or more of our research and development programs or clinical trials. In addition, Novartis’ decision not to purchase or exercise its last remaining Option may negatively impact public perception of the program, or all of the programs, covered by the Collaboration Agreement, which could adversely affect the market price of our common stock. We cannot provide any assurance with respect to the success of the Collaboration Agreement.

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

Our third-party manufacturers and clinical reagent suppliers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. For example, in December 2019, a novel strain of coronavirus that causes a respiratory disease named coronavirus disease 2019 (COVID-19) was reported to have surfaced in Wuhan, China. The extent to which the novel coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

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

•

the federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. . Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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

A variety of risks associated with operating internationally could materially adversely affect our business.

We currently have limited international operations, but we rely on and will continue to rely on our CMOs, some of which operate internationally, for both drug substance and drug product, and our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

•

multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (e.g., the novel coronavirus epidemic in China), boycotts, curtailment of trade and other business restrictions;

•	certain expenses including, among others, expenses for travel, translation and insurance; and
•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions, or other anti-bribery and anti-corruption laws.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

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

As of March 10, 2020, we co-own and have exclusively licensed to Novartis our rights in two patent families that cover compositions of matter and methods of use for our CD73 therapeutic antibody candidate, NZV930.  The first patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application, one expired international (Patent Cooperation Treaty [“PCT”]) patent application, and 42 ex-US applications.  The second patent family includes two expired U.S. provisional patent applications and one pending PCT patent application.  Foreign patent applications claiming priority to the PCT patent application from the second patent family will be filed on or before the national phase entry deadline. Any patents issuing from the first and second patent families would be expected to expire in 2038 or 2039, respectively, absent any applicable patent term adjustment or extension.

As of March 10, 2020, we co-own one U.S. non-provisional patent application and one corresponding PCT patent application and five U.S. provisional patent applications related to compositions of matter and methods of use for our CD39 therapeutic antibody candidates, including SRF617.  We have the right to obtain exclusive ownership of the pending provisional applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.

With respect to our IL-27 therapeutic antibody program, as of March 10, 2020, we own one pending U.S. non-provisional patent application and two PCT patent applications within two patent families that cover compositions of matter and methods of use for various antibodies.  We have one additional U.S. provisional patent application pending that is also related to our IL-27 program. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.

As of March 10, 2020, we co-own one U.S. non-provisional patent application and corresponding PCT patent application directed to compositions of matter and methods of use for our CD112R therapeutic antibody candidates.  We have one pending provisional application also relating to this program.  Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.

As of March 10, 2020, we co-own U.S. Patent Nos. 9,803,016, 9,650,441, 10,442,858 and 10,570,201, which cover composition of matter and the treatment of cancer using our therapeutic CD47 antibody, SRF231. Additionally, we co-own eleven foreign patent applications within this patent family. These patent rights are expected to expire in 2036, absent any applicable patent term adjustment or extension.

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

The patent prosecution process is complex, expensive, time-consuming, and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after their earliest priority date, or in some cases not at all. Consequently, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications.

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

The intellectual property landscape around therapeutic antibodies in oncology is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. We are aware of certain third-party patents and third-party patent applications in this landscape that may, if issued as patents, be asserted to encompass current product candidates.

The field of therapeutic antibodies, including CD39 and CD112R antibodies for use in oncology, is crowded, and no such products have reached the market. Due to the intense research and development undertaken by academic institutions and multiple companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property-related litigation and proceedings relating to our own and other third-party intellectual property and proprietary rights in the future.

In the future, we may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post-grant review, inter-partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office, or EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

We are aware of certain third-party patents and third-party patent applications in this landscape that may, if issued as patents, be asserted to encompass our current or future product candidates.  For example, we are aware of third-party European patents and pending third-party European patent applications relating to CD39 and CD112R antibody technology that, without invalidation of (in the case of an issued patent), a change in claim scope, or a license, could materially impair our ability to commercialize our product candidates.

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

In addition, we recently announced a restructuring to focus our resources on our SRF617 and SRF388 product candidates, including a reduction in force program directly impacting approximately 35% of our workforce. This restructuring could lead to increased attrition amongst those employees who were not directly affected by the reduction in force program.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 10, 2020, we had 49 full-time employees, including 32 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

On June 23, 2016, the United Kingdom, or UK, held a referendum in which a majority of the eligible members of the electorate voted for the UK to leave the European Union, or EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a member state of the EU on January 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.

These developments, or the perception that any of them could occur, may have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the UK and the EU are unable to negotiate acceptable agreements or if other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets either during a transitional period or more permanently.

Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities (including, without limitation, clinical activities for our product candidates) in the UK. In addition to the foregoing, our future UK operations support our current and future operations and clinical activities (including, without limitation, clinical activities for our product candidates) in other countries in the EU and European Economic Area, or EEA, and these operations and clinical activities could be disrupted by Brexit.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the UK’s withdrawal from the EU, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Furthermore, at present, there are no indications of the effect Brexit will have on the pathway to obtaining marketing approval for any of our product candidates in the UK, or what, if any, role the EMA may have in the approval process. Even prior to any change to the UK’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our common shares.

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

We recently announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program directly impacting approximately 35% of our workforce. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our product candidates successfully would be negatively affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease a facility containing our research and development, laboratory and office space, which consists of approximately 65,000 square feet located at 50 Hampshire Street, Cambridge, Massachusetts. We sublease 33,526  square feet of this facility to a third party pursuant to a sublease that expires in December 2023. Our lease expires on December 31, 2029. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

In January 2017, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 2242512 to Stanford University, or the Stanford Patent. We were one of seven parties opposing the grant of the Stanford Patent, which relates generally to CD47 antibodies for use in treating cancer. Stanford filed a response to the seven oppositions and oral arguments were held in August 2018. The Opposition Division of the EPO maintained an amended version of the patent. As of March 10, 2020, we and three additional opponents, and Stanford, had submitted notices of appeal to the Opposition Division’s interlocutory decision to the Technical Board of Appeal of the EPO. Accordingly, final resolution of the oppositions may be several years in the future.

On September 13, 2019, a purported stockholder of the Company filed a putative class action against us, certain of our directors and officers, or the Individual Defendants, and the underwriters in our initial public offering, collectively, the Defendants, in the Supreme Court of the State of New York, captioned Ang v. Surface Oncology, Inc., et al., No. 655304/2019 (N.Y. Sup. Ct. Sept. 13, 2019). The complaint was filed on behalf of a putative class of purchasers of our common stock in and/or traceable to our April 19, 2018 initial public offering (the first day of trading of our common stock on the Nasdaq Stock Market) and alleged violations of Section 11 (against all Defendants) and 15 (against the Company and the Individual Defendants) of the Securities Act of 1933, as amended. The complaint alleges that the Defendants made false or misleading statements in our Registration Statement on Form S-1 for our initial public offering regarding SRF231 and hematologic toxicities allegedly caused by SRF231. The lawsuit sought, among other things, compensatory damages and interest thereon, and reasonable costs and expenses, including attorneys’ fees. On November 1, 2019, we and the other Defendants moved to dismiss the Complaint in its entirety on the grounds that the facts and documentary evidence established that our initial public offering documents were true and accurate in all material respects. Based upon our arguments and confidential discussions between our counsel and counsel for the Plaintiff, on December 3, 2019, the Plaintiff notified the Court that it wished to voluntarily dismiss the case. As required by Court Order, the Plaintiff provided notice to all members of the purported class of its intention to voluntarily dismiss the case and following the Court-ordered notice, on January 14, 2020, the Plaintiff filed a Stipulation of Discontinuance Without Prejudice withdrawing the case. On January 15, 2020 the Court “So-Ordered” the Stipulation of Discontinuance formally ending the case.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on The Nasdaq Global Market under the symbol “SURF” since April 19, 2018. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2019
First Quarter 2019	$5.88	$4.11
Second Quarter 2019	$4.89	$2.75
Third Quarter 2019	$2.84	$1.40
Fourth Quarter 2019	$2.33	$1.17
Year Ended December 31, 2018
Second Quarter 2018 (From April 19, 2018)	$17.41	$12.83
Third Quarter 2018	$17.83	$8.92
Fourth Quarter 2018	$10.69	$3.65

On March 5, 2020, the last reported sale price for our common stock on the Nasdaq Global Market was $3.11 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between April 19, 2018 and December 31, 2019, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on April 19, 2018 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on April 19, 2018 of $13.33 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders

As of March 5, 2020, there were approximately 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item relating to our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities

We had no unregistered sales of securities for the year ended December 31, 2019.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data.

You should read the following summary consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that may be expected in the future.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Statement of Operations Data:
Collaboration revenue - related party	$15,360	$59,417	$12,826
Operating expenses:
Research and development	52,118	52,492	47,783
General and administrative	20,608	16,076	11,033
Total operating expenses	72,726	68,568	58,816
Loss from operations	(57,366)	(9,151)	(45,990)
Interest and other income, net	2,577	2,554	613
Net loss	(54,789)	(6,597)	(45,377)
Accretion of redeemable convertible preferred stock to redemption value	—	(11)	(40)
Net loss attributable to common stockholders	$(54,789)	$(6,608)	$(45,417)
Net loss per share attributable to common stockholders—basic and diluted (1)	$(1.97)	$(0.33)	$(18.35)
Weighted average common shares outstanding—basic and diluted (1)	27,855	19,991	2,475

	As of December 31,
	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$105,161	$158,835	$63,309
Working capital (2)	88,652	137,424	47,946
Total assets	131,693	174,065	81,454
Accounts payable and accrued expenses	11,396	12,215	13,058
Deferred revenue – related party	38,592	53,952	82,105
Total stockholders’ equity (deficit)	56,666	102,862	(67,314)

(1)	See Note 13 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)	We define working capital as current assets less current liabilities.

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

Overview

We are a clinical-stage immuno-oncology company focused on using our specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment, or the TME, for the development of next-generation cancer therapies. While first-generation immuno-oncology therapies, such as checkpoint inhibitors, represent a remarkable therapeutic advancement, we believe most patients do not achieve durable clinical benefit primarily because these therapies focus on only one element of the complex and interconnected immunosuppressive TME. We believe there is a significant opportunity to more broadly engage both the innate and adaptive arms of the immune system in a multi-faceted, coordinated and patient-specific approach, to meaningfully improve cure rates for patients with a variety of cancers.

We aim to identify key components within the TME to gain a deep understanding of its biology, leverage this understanding to define the optimal therapeutic targets and the patients most likely to benefit, and develop novel antibody therapeutics with differentiated biologic activity. By utilizing our expertise in immunology, oncology, assay development, antibody selection and characterization, and translational research, we are developing and advancing a broad pipeline of TME-focused programs that we believe are the next generation of immuno-oncology therapies. Our programs demonstrate our multi-faceted approach by targeting several critical components of the immunosuppressive TME.

NZV930 (formerly SRF373) and SRF617 are antibodies inhibiting CD73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. In addition, inhibition of CD39 results in an increase in the pro-inflammatory metabolite adenosine triphosphate, or ATP, within the TME. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis Institutes for Biomedical Research, Inc., or Novartis, and we filed an investigational new drug application, or IND, for SRF617 in November 2019 and received permission to proceed from the FDA on December 12, 2019.

SRF388 is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein secreted by cells, in the TME that is overexpressed in certain cancers, including hepatocellular and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. We filed an IND for SRF388 in December 2019 and received permission to proceed from the FDA on January 17, 2020.

SRF813 is an antibody targeting CD112R, an inhibitory protein expressed on natural killer, or NK, and T cells. SRF813 binds a distinct epitope on CD112R and blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. SRF813 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. In October 2019, we formally declared SRF813 as a development candidate resulting in the initiation of IND-enabling activities.

SRF231 is an antibody targeting CD47, a protein expressed on many cells that is often overexpressed on tumor cells. By targeting CD47, we believe we can promote macrophage activation to attack such tumors. We initiated a Phase 1 clinical trial of SRF231 in February 2018. In December 2018, we announced the deprioritization of SRF231 as a result of toxicities seen during the dose escalation portion of the ongoing Phase 1 trial and the evolving competitive landscape. We expect to conclude the Phase 1 trial in 2020, and do not plan to further develop SRF231.

We also have an earlier stage program targeting regulatory T cells, another critical component of the TME. We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnections between these TME pathways.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of our common stock, at $15.00 per share for net proceeds of $97.2 million.  Concurrent with the initial public offering, we issued 766,666 shares of our common stock to Novartis at $15.00 per share for proceeds of $11.5 million in a private placement.

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, SRF813, and SRF231, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of preferred stock, payments received under the Collaboration Agreement with Novartis, a debt financing, and proceeds from our initial public offering of common stock and concurrent private placement. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $105.2 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $54.8 million, $6.6 million, and $45.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018 we had an accumulated deficit of $121.6 million and $66.8 million, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:

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

We believe that our existing cash, cash equivalents and marketable securities, as of December 31, 2019 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2022, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, to up to four specified targets, including certain research, development, manufacturing and commercialization rights. Pursuant to the Collaboration Agreement, Novartis initially had the right to exercise up to three purchased Options. In March 2018, Novartis notified us of its decision to not exercise its previously purchased Option for SRF231, our CD47 product candidate. In March 2018, we and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Collaboration Agreement. In February 2019, Novartis notified us of its decision not to purchase its Option related to IL-27. As of December 31, 2019, Novartis had one Option remaining eligible for purchase and potential exercise. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis, and our performance obligations under the Collaboration Arrangement have ended. We are currently entitled to potential milestones of $525.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930.

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

Through December 31, 2019, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. During the year ended December 31, 2019, 2018, and 2017, we recognized revenue of $15.4 million, $59.4 million and $12.8 million, respectively, related to the Collaboration Agreement.

As of January 2020, we no longer have any performance obligations under the Collaboration Agreement. We will remove all costs associated with the remaining performance obligation for the single remaining Option from the cost-to-cost model in the first quarter of 2020. This will result in our recognizing the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020.

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

The following table summarizes our research and development expenses by program:

	Year Ended December 31,
	2019	2018	2017	2019 v 2018	2018 v 2017
SRF231	$6,156	$19,781	$22,072	$(13,625)	$(2,291)
NZV930 (formerly SRF373)	—	956	2,295	(956)	(1,339)
SRF388	7,295	3,981	2,767	3,314	1,214
SRF617	13,311	4,784	—	8,527	4,784
SRF813	1,496	—	—	1,496	—
Other early-stage programs	1,218	3,618	4,737	(2,400)	(1,119)
Unallocated research and discovery expenses	22,642	19,372	15,912	3,270	3,460
Total research and development expenses	$52,118	$52,492	$47,783	$(374)	$4,709

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will decrease in the future as a result of the strategic restructuring and the reduction in force announced in January 2020, however, we still anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 clinical trials.

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

We anticipate that our general and administrative expenses will decrease in the future as a result of the strategic restructuring and the reduction in force announced in January 2020, however, we still anticipate incurring increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Interest and Other Income (Expense), Net

Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities.

Income Taxes

We have not recorded any income tax benefits for the net losses we incurred or for the research and development tax credits we generated during the years ended December 31, 2019 and 2018 as we believed, based upon the weight of available evidence, that it was more likely than not that all of the net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had federal and state net operating loss carryforwards of $71.5 million and $73.0 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $4.5 million and $2.0 million, respectively, which begin to expire in 2034 and 2030, respectively. Through December 31, 2019, we had recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of Years Ended December 31, 2019, 2018, and 2017

The following table summarizes our results of operations for the years ended December 31, 2019, 2018, and 2017, along with the changes in those items:

	Year Ended December 31,
	2019	2018	2017	2019 v 2018	2018 v 2017
	(in thousands)
Collaboration revenue - related party	$15,360	$59,417	$12,826	$(44,057)	$46,591
Operating expenses:
Research and development	52,118	52,492	47,783	(374)	4,709
General and administrative	20,608	16,076	11,033	4,532	5,043
Total operating expenses	72,726	68,568	58,816	4,158	9,752
Loss from operations	(57,366)	(9,151)	(45,990)	(48,215)	36,839
Interest and other income, net	2,577	2,554	613	23	1,941
Net loss	$(54,789)	$(6,597)	$(45,377)	$(48,192)	$38,780

Collaboration Revenue – Related Party

Collaboration revenue – related party was $15.4 million, $59.4 million, and $12.8 million for the years ended December 31, 2019, 2018, and 2017, respectively, all of which was derived from the Collaboration Agreement. The decrease in collaboration revenue – related party during the year ended December 31, 2019 was primarily due to a reduction in costs incurred in the current year resulting from Novartis’ decision not to purchase its Option related to IL-27 in February 2019. This decision reduced the number of remaining specified targets in our Collaboration Agreement from two in the year ended December 31, 2018, to one in the year ended December 31, 2019. The increase in collaboration revenue – related party during the year ended December 31, 2018 was primarily due to the partial recognition of $27.9 million in revenue related to a milestone payment of $45.0 million that we received in February 2018 from Novartis upon Novartis’ receipt and acceptance of the first final audited GLP toxicology study report for NZV930. Additionally, we recognized $5.0 million of revenue upon Novartis’ decision not to exercise its Option relating to CD47 in March 2018. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise, and our performance obligations under the Collaboration Arrangement have ended. As such, the remaining deferred revenue will be recognized as collaboration revenue – related party in the first quarter of 2020.

Research and Development Expenses

	Year Ended December 31,
	2019	2018	2017	2019 v 2018	2018 v 2017
	(in thousands)
Direct research and development expenses by program:
SRF231	$6,156	$19,781	$22,072	$(13,625)	$(2,291)
NZV930 (formerly SRF373)	—	956	2,295	(956)	(1,339)
SRF388	7,295	3,981	2,767	3,314	1,214
SRF617	13,311	4,784	—	8,527	4,784
SRF813	1,496	—	—	1,496	—
Other early-stage programs	1,218	3,618	4,737	(2,400)	(1,119)
Research and discovery and unallocated expenses:
Personnel related (including stock -based compensation)	15,971	13,646	10,212	2,325	3,434
Facility related and other	6,671	5,726	5,700	945	26
Total research and development expenses	$52,118	$52,492	$47,783	$(374)	$4,709

Research and development expenses were $52.1 million for the year ended December 31, 2019, compared to $52.5 million for the year ended December 31, 2018. The decrease of $0.4 million was primarily due to decreases of $13.6  million in external costs for our SRF231 program, $1.0 million in external costs for our NZV930 program, and $2.4 million in external costs for our other early-stage programs, which were partially offset by increases of $3.3 million in external costs for our SRF388 program, $8.5 million in external costs for our SRF617 program, and $3.3 million for research and discovery and unallocated costs.

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

The decrease in research and development expenses for our other early-stage programs was primarily a result of costs related to SRF813, which were not tracked as a separate program until 2019, as well as our strategic focus on filing INDs for SRF617 and SRF388 in the fourth quarter of 2019.

The increase in research and development expenses for our SRF388 program was primarily due to increased contract manufacturing work and additional costs incurred in advancing the program, which led to the successful filing of an IND in the December 2019.

The increase in research and development expenses for our SRF617 program was primarily due to increased contract manufacturing work and additional costs incurred in advancing the program, which led to the successful filing of an IND in the fourth quarter of 2019.

The increase in research and discovery and unallocated expenses was primarily due to the increase of $2.3 million in personnel-related costs due to increased headcount, and an increase of $0.9 million in facility related costs.

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

General and Administrative Expenses

General and administrative expenses were $20.6 million for the year ended December 31, 2019, compared to $16.1 million for the year ended December 31, 2018. The increase of $4.5 million was primarily due to an increase of $2.4 million in personnel-related costs as a result of an increase in headcount; an increase of $ 0.4 million for professional fees related to legal and audit services, and an increase of $1.3 million in facility costs.

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

Interest and Other Income (Expense), Net

Interest and other income was approximately $2.6 million, $2.6 million, and $0.6 million during the years ended December 31, 2019, 2018, and 2017, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from the sales of preferred stock, payments received under the Collaboration Agreement, debt financing and proceeds from our initial public offering of common stock and concurrent private placement. Through December 31, 2019, we had received gross proceeds of $48.6 million from our sales of preferred stock, $7.5 million from our loan and security agreement with K2 HealthVentures (see Note 12 to our consolidated financial statements), and $150.0 million from the Collaboration Agreement.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million, in a private placement.

In May 2019, we entered into a Capital on DemandTM Sales Agreement, or the Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $30.0 million in shares of our common stock, from time to time. In 2019, we sold 10,581 shares under the ATM Facility for net proceeds of less than $0.1 million. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $105.2 million.

Future Funding Requirements

We expect our expenses to decrease in connection with our strategic restructuring, in particular as we shift focus to initiating and advancing Phase 1 clinical trials for SRF617 and SRF388, as well as the reduction in our workforce. However, we expect to continue to incur additional costs associated with operating as a public company.

We believe that our existing cash, cash equivalents, and marketable securities, as of March 10, 2020, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2022, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes information regarding our cash flows for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(60,140)	$(13,222)	$(12,422)
Investing activities	16,965	(36,584)	25,918
Financing activities	7,415	110,376	(1,036)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(35,760)	$60,570	$12,460

Operating Activities

During the year ended December 31, 2019, net cash used in operating activities was $60.1 million, primarily due to our net loss of $54.8 million and net cash used in our operating assets and liabilities of $14.3 million, partially offset by non-cash charges of $8.9 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $15.4 million decrease in deferred revenue, a $0.7 million decrease in accrued expenses and other current liabilities, a decrease of $1.8 million in our lease liability and a $3.0 million decrease in prepaid expenses and other current assets. The decrease in deferred revenue was due to recognition of revenue under the Collaboration Agreement in 2019. The decrease in accrued expenses and other current liabilities was primarily due to the reduction of manufacturing costs incurred in the current year offset increased payroll related accruals. The decrease in our lease liability is a result of rent payments made on our corporate lease in 2019. The decrease in prepaid expenses and other current assets was primarily due to the collection of the insurance claim in 2019.

During the year ended December 31, 2018, net cash used in operating activities was $13.2 million, primarily due to changes in our operating assets and liabilities of $12.8 million and our net loss of $6.6 million, partially offset by non-cash charges of $6.2 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $14.4 million decrease in deferred revenue, a $0.5 million decrease in accrued expenses and other current liabilities, and a $2.2 million decrease in prepaid expenses and other current assets. The decrease in deferred revenue was due to the cumulative effect adjustment upon the adoption of ASC 606 in January 2018. The decrease in accrued expenses and other current liabilities was primarily due to the payment of $3.4 million of manufacturing costs to Novartis in the current year offset increased manufacturing costs incurred to support ongoing clinical trial activities and payroll related accruals. The decrease in prepaid expenses and other current assets was primarily due to a reduction in prepaid taxes, offset by an increase in other assets resulting from an insurance claim that had not been received as of December 31, 2018.

During the year ended December 31, 2017, net cash used in operating activities was $12.4 million, primarily due to our net loss of $45.4 million partially offset by changes in our operating assets and liabilities of $26.7 million and non-cash charges of $6.2 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $17.2 million increase in deferred revenue, a $5.0 million decrease in amounts due from Novartis, a related party, a $2.9 million increase in accrued expenses and other current liabilities, and a $1.1 million decrease in prepaid expenses and other current assets. The increase in deferred revenue was due to the $35.0 million of aggregate milestone and option purchase payments received from Novartis during the year ended December 31, 2017, which were not fully recognized as revenue at that time. The increase in accrued expenses and other current liabilities was primarily due to increased manufacturing costs incurred to support ongoing clinical trial activities and payroll related accruals. The decrease in prepaid expenses and other current assets was primarily due to a reduction in prepaid taxes.

Investing Activities

During the year ended December 31, 2019, net cash provided by investing activities was $17.0 million, primarily due to $136.9 million in proceeds from sales or maturities of marketable securities. This was partially offset by purchases of marketable securities of $118.3 million and $1.5 million of purchases of property and equipment, primarily related to leasehold improvements in our corporate headquarters facility.

During the year ended December 31, 2018, net cash used in investing activities was $36.6 million, primarily due to purchases of marketable securities of $107.3 million and $ 2.0 million of purchases of property and equipment, primarily related to leasehold improvements in our corporate headquarters facility. This was partially offset by $72.7 million in proceeds from sales or maturities of marketable securities.

During the year ended December 31, 2017, net cash provided by investing activities was $25.9 million, consisting primarily of $27.9 million of proceeds from sales or maturities of marketable securities, partially offset by $2.0 million of purchases of property and equipment, primarily related to leasehold improvements in our corporate headquarters facility.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $7.4 million, consisting of $7.2 million of net proceeds received from the debt facility with K2 Health Ventures and $0.3 million proceeds received from the exercise of stock options.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$56,788	$3,541	$10,474	$10,946	$31,827
Note payable commitments (2)	7,834	—	7,834	—	—
Research and manufacturing commitments (3)	5,171	4,263	908	—	—
Total	$69,793	$7,804	$19,216	$10,946	$31,827

(1)	Reflects payments due for leases of office and laboratory space that expire in December 2029.
(2)	Reflects payments due under our debt facility with K2 Health Ventures.
(3)

Reflects commitments for costs associated with external CMOs and CROs engaged to manufacture clinical trial materials as well as to conduct our clinical trials and discovery research and preclinical development activities.

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

We only apply the five-step model to contracts when we determine that it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

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

All of our revenues to date have been generated through the Collaboration Agreement with Novartis See Note 8, “Collaboration Agreement with Novartis” for additional details regarding our Collaboration Agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash, cash equivalents and marketable securities as of December 31, 2019 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations, and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a.

Evaluation of Disclosure Controls and Procedures - Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b.

Management's Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2019.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation.

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.3*	Description of the Registrant's Securities

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

Exhibit Number	Description

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

10.14

Lease by and between the Company and BMR-Hampshire LLC, dated May  13, 2016, as amended on February 28, 2017 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.15

Second Amendment to Lease, dated May 22, 2018, by and between BMR-Hampshire LLC and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2018 (File No.001-3845) and incorporated herein by reference)

10.16†

Collaboration Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company, dated January 9, 2016, as amended on May 6, 2016, as further amended on July14, 2017, and as further amended on September 18, 2017 (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.17†

Amendment No. 4 to the Collaboration Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company, dated October 9, 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 001-38459) and incorporated herein by reference)

10.18†

Exclusive License Agreement between Harbour Antibodies B.V. and the Company, dated September 23, 2015, as amended on January 4, 2016 (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.19#

Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.20#

Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.21†

First Amended and Restated Development and Option Agreement between Adimab, LLC and the Company, dated October 3, 2018 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 001-38459) and incorporated herein by reference)

10.22*	Sublease Agreement by and between the Company and EQRx, Inc., dated December 16, 2019

Exhibit Number	Description

10.23†

Loan and Security Agreement, dated November 22, 2019, by and among Surface Oncology, Inc., K2 HealthVentures, LLC and Ankura Trust Company, LLC (filed as Exhibit 10.` to the Company’s Current Report on Form 8-K filed on November 25, 2019 (File No. 001-38459) and incorporated herein by reference)

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No.333-223877) and incorporated herein by reference)

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer a Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.
†	Confidential treatment obtained as to certain portions.
#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 10, 2020	By:	/s/ J. Jeffrey Goater
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

Name	Title	Date

/s/ J. Jeffrey Goater	Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)	March 10, 2020
J. Jeffrey Goater

/s/ Jessica Fees	Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 10, 2020
Jessica Fees

/s/ Daniel S. Lynch	Chairman of the Board	March 10, 2020
Daniel S. Lynch

/s/ David S. Grayzel, M.D.	Director	March 10, 2020
David S. Grayzel, M.D.

/s/ Geoffrey McDonough, M.D.	Director	March 10, 2020
Geoffrey McDonough, M.D.

/s/ Armen B. Shanafelt, Ph.D	Director	March 10, 2020
Armen B. Shanafelt, Ph.D

/s/ Elliott Sigal, M.D., Ph.D.	Director	March 10, 2020
Elliott Sigal, M.D., Ph.D.

/s/ Laurie D. Stelzer	Director	March 10, 2020
Laurie D. Stelzer

/s/ Ramy Ibrahim M.D.	Director	March 10, 2020
Ramy Ibrahim M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Surface Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surface Oncology, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2020

We have served as the Company's auditor since 2016.

SURFACE ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$46,755	$82,912
Marketable securities	58,406	75,923
Prepaid expenses and other current assets	2,765	5,766
Total current assets	107,926	164,601
Property and equipment, net	7,286	8,226
Operating lease right-of-use asset	14,858	—
Restricted cash	1,595	1,198
Other assets	28	40
Total assets	$131,693	$174,065
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,384	$3,412
Accrued expenses and other current liabilities	8,012	8,803
Deferred revenue - related party	4,916	14,610
Deferred rent	—	352
Operating lease liability	2,962	—
Total current liabilities	19,274	27,177
Deferred revenue - related party, non-current	33,676	39,342
Deferred rent, non-current	—	4,684
Operating lease liability, non-current	16,968	—
Convertible note payable, non-current	5,109	—
Total liabilities	75,027	71,203
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 authorized at December 31, 2019 and December 31, 2018; 27,893,337 and 27,772,600 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	178,155	169,784
Accumulated other comprehensive income (loss)	103	(119)
Accumulated deficit	(121,595)	(66,806)
Total stockholders’ equity	56,666	102,862
Total liabilities and stockholders’ equity	$131,693	$174,065

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Collaboration revenue - related party	$15,360	$59,417	$12,826
Operating expenses:
Research and development	52,118	52,492	47,783
General and administrative	20,608	16,076	11,033
Total operating expenses	72,726	68,568	58,816
Loss from operations	(57,366)	(9,151)	(45,990)
Interest and other income, net	2,577	2,554	613
Net loss	(54,789)	(6,597)	(45,377)
Accretion of redeemable convertible preferred stock to redemption value	—	(11)	(40)
Net loss attributable to common stockholders	$(54,789)	$(6,608)	$(45,417)
Net loss per share attributable to common stockholders—basic and diluted	$(1.97)	$(0.33)	$(18.35)
Weighted average common shares outstanding—basic and diluted	27,854,912	19,990,773	2,474,800
Comprehensive loss:
Net loss	$(54,789)	$(6,597)	$(45,377)
Other comprehensive loss:
Unrealized gain on marketable securities, net of tax	222	127	107
Comprehensive loss	$(54,567)	$(6,470)	$(45,270)

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A and A-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Note Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Officer	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2016	37,100,000	$48,477	2,399,265	$—	$2,040	$(31)	$(353)	$(28,568)	$(26,912)
Issuance of common stock upon exercise of stock options	—	—	287,085	—	102	—	—	—	102
Vesting of restricted common stock	—	—	—	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	—	4,709	—	—	—	4,709
Collection of note receivable from officer	—	—	—	—	31	31	—	—	62
Accretion of redeemable convertible preferred stock to redemption value	—	40	—	—	(40)	—	—	—	(40)
Unrealized gain on marketable securities	—	—	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	—	—	(45,377)	(45,377)
Balances at December 31, 2017	37,100,000	48,517	2,686,350	—	6,877	—	(246)	(73,945)	(67,314)
Issuance of common stock upon exercise of stock options	—	—	272,895	—	467	—	—	—	467
Repurchases of unvested restricted stock	—	—	(16,935)	—	—	—	—	—	-
Stock-based compensation expense	—	—	—	—	5,217	—	—	—	5,217
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	—	(11)
Conversion of redeemable convertible preferred stock to common stock	(37,100,000)	(48,528)	16,863,624	2	48,526	—	—	—	48,528
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	7,200,000	1	97,208	—	—	—	97,209
Issuance of common stock to a related party	—	—	766,666	—	11,500		—	—	11,500
Adjustment due to the adoption of ASC 606	—	—	—	—	—	—	—	13,736	13,736
Unrealized gain on marketable securities	—	—	—	—	—	—	127	—	127
Net loss	—	—	—	—	—	—	—	(6,597)	(6,597)
Balances at December 31, 2018	—	—	27,772,600	3	169,784	—	(119)	(66,806)	102,862
Issuance of common stock upon exercise of stock options	—	—	110,156	—	255	—			255
Issuance of common stock upon public offering, net of issuance costs	—	—	10,581	—	24	—	—	—	24
Stock-based compensation expense	—	—	—	—	5,991	—	—	—	5,991
Portion of convertible note payable proceeds allocated to beneficial conversion feature	—	—	—	—	2,101	—	—	—	2,101
Unrealized gain on marketable securities	—	—	—	—	—	—	222	—	222
Net loss	—	—	—	—	—	—	—	(54,789)	(54,789)
Balances at December 31, 2019	—	$—	27,893,337	$3	$178,155	$—	$103	$(121,595)	$56,666

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share amounts)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(54,789)	$(6,597)	$(45,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,785	1,347	964
Stock-based compensation expense	5,991	5,217	4,709
Non-cash interest expense related to note payable	74	—	—
Net amortization of premiums and discounts on marketable securities	(764)	(377)	516
Realized losses on marketable securities	—	—	2
Loss on disposal of property and equipment	1	14	35
Non-cash operating lease cost	1,814	—	—
Changes in operating assets and liabilities:
Amounts due from related party	—	—	5,000
Prepaid expenses and other current assets	3,001	2,170	1,088
Other assets	12	(26)	(12)
Accounts payable	583	23	285
Accrued expenses and other current liabilities	(710)	(524)	2,945
Deferred rent	—	(52)	249
Operating lease liability	(1,778)	—	—
Deferred revenue - related party	(15,360)	(14,417)	17,174
Net cash used in operating activities	(60,140)	(13,222)	(12,422)
Cash flows from investing activities:
Purchases of property and equipment	(1,538)	(2,019)	(1,973)
Purchases of marketable securities	(118,347)	(107,257)	—
Proceeds from sales or maturities of marketable securities	136,850	72,692	27,891
Net cash provided by (used in) investing activities	16,965	(36,584)	25,918
Cash flows from financing activities:
Payments of initial public offering costs	—	(2,031)	(1,200)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	100,440	—
Proceeds from issuance of common stock to a related party	—	11,500	—
Collection of note receivable from officer	—	—	62
Proceeds from issuance of convertible note payable, net of issuance costs	7,217	—	—
Payments of debt issuance costs	(81)	—	—
Proceeds for issuance of common stock offering, net	24	—	—
Proceeds from exercise of stock options	255	467	102
Net cash provided by (used in) financing activities	7,415	110,376	(1,036)
Net increase (decrease) in cash and cash equivalents and restricted cash	(35,760)	60,570	12,460
Cash and cash equivalents and restricted cash at beginning of period	84,110	23,540	11,080
Cash and cash equivalents and restricted cash at end of period	$48,350	$84,110	$23,540
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$28	$3,297
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$11	$40
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$692	$450
Deferred offering costs included in accrued expenses	$—	$—	$584
Reclassification of restricted cash from non-current assets to current assets	$—	$—	$85
Reclassification of deposit liability for restricted stock upon vesting of shares	$—	$—	$35
Landlord incentives for construction of leasehold improvements recorded as deferred rent	$—	$—	$2,377

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

On May 1, 2019, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to issue and sell shares of the Company’s common stock of up to $30,000 in gross proceeds, from time to time during the term of the a Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of December 31, 2019, the Company has sold 10,581 shares under the ATM Facility for net proceeds of $24.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, proceeds from a collaboration agreement with Novartis, issuance of a debt facility with K2 Health Ventures and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception, including net losses of $54,789, $6,597, and $45,377 for the years ended December 31, 2019, 2018, and 2017. As of December 31, 2019 and 2018, the Company had an accumulated deficit of $121,595 and $66,806, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of March 10, 2020, the issuance date of the consolidated financial statements for the year ended December 31, 2019, the Company expects that its cash, cash equivalents and marketable securities of $105,161, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

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

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s marketable securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. The cost of debt securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Restricted Cash

At December 31, 2019 and 2018, restricted cash consisted of cash deposited in a separate bank account as collateral for the Company’s facilities lease obligations. At December 31, 2019 and 2018, $1,595 and $1,198 of restricted cash was classified as non-current.

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs (non-current) until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss. The Company did not record any deferred offering costs as of December 31, 2019 or 2018.

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

The Company’s revenues have been generated through the Collaboration Agreement with Novartis See Note 8, “Collaboration Agreement with Novartis” for additional details regarding the Company’s Collaboration Agreement.

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

Following the Company’s adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), on January 1, 2019, for stock-based awards issued to non-employees, the Company no longer revalues non-employee awards at each reporting date and instead calculates the fair value of the awards as of the grant date using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized over the related service period.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) asset, operating lease liability, and operating lease liability, non-current in the Company’s consolidated balance sheets.

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

The components of a lease are split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases have lease and non-lease components to which the Company has elected to apply the practical expedient and account for each lease component and related non-lease component as one single component. The Company also elected the package of practical expedients, which, among other things, allows the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election not to recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations and comprehensive loss over the lease term.

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

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss in all periods presented was unrealized gains (losses) on marketable securities.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including the assumed conversion of the Company’s convertible note payable and outstanding options to purchase common stock, except where the results would be anti-dilutive. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effective of the conversion of the convertible note payable and outstanding options to purchase common stock. In the diluted net loss per share calculation, net loss would also be adjusted for the elimination of interest expense on the convertible note payable (which includes amortization of the discount created for the beneficial conversion feature), if the impact was not anti-dilutive. For purpose of this calculation, outstanding options to purchase common stock or redeemable convertible preferred stock are considered potential dilutive common shares.

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

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. ASU 2018-18 makes targeted improvements to generally accepted accounting principles for collaborative arrangements, including: (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in Topic 808 to align with the guidance in ASC 606, and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company does not anticipate ASU No. 2018-18 will have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard provides for changes to the disclosure requirements for recurring and nonrecurring fair value measurements under Topic 820. Provisions of ASU 2018-13 including changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the new standard but does not anticipate ASU 2018-13 will have a material impact on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Marketable Securities

As of December 31, 2019, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$42,795	$73	$—	$42,868
U.S. government agency bonds	15,508	31	(1)	15,538
	$58,303	$104	$(1)	$58,406

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Maturing in one year or less	$58,303	$58,406
	$58,303	$58,406

As of December 31, 2018, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$62,866	$—	$(24)	$62,842
U.S. government agency bonds	2,900	—	(15)	2,885
Corporate bonds	10,276	—	(80)	10,196
	$76,042	$—	$(119)	$75,923

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2018
	Amortized Cost	Fair Value
Maturing in one year or less	$76,042	$75,923
	$76,042	$75,923

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the year ended December 31, 2019 realized gain on sales of marketable securities was $7. During the year ended December 31, 2018 there were no realized gains (losses) on sales of marketable securities. During the year ended December 31, 2017, realized losses on sales of marketable securities were $(2). There were no marketable securities that required adjustment for other-than-temporary declines in fair value during the years ended December 31, 2019, 2018, and 2017.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2019 and 2018 was $8,031 and $62,842, respectively. There were no securities held in an unrealized loss position for more than twelve months as of December 31, 2019. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of December 31, 2018 was $13,081. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of December 31, 2019 and 2018.

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

4.	Fair Value of Financial Assets

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,490	$—	$—	$30,490
U.S. government agency bonds	—	$2,500	—	$2,500
Marketable securities:
U.S. Treasury notes	—	42,868	—	$42,868
U.S. government agency bonds	—	15,538	—	$15,538
	$30,490	$60,906	$—	$91,396

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,737	$—	$—	$77,737
Marketable securities:
U.S. Treasury notes	—	62,842	—	62,842
U.S. government agency bonds	—	2,885	—	2,885
Corporate bonds	—	10,196	—	10,196
	$77,737	$75,923	$—	$153,660

As of December 31, 2019 and 2018, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. As of December 31, 2019 the Company’s marketable securities consisted of U.S. Treasury notes and U.S. government agency bonds and were valued based on Level 2 inputs. As of December 31, 2018, the Company’s marketable securities consisted of U.S. Treasury notes, U.S. government agency bonds and corporate bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, U.S. government agency bonds and corporate bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	Year Ended December 31,
	2019	2018
Laboratory equipment	$3,583	$2,970
Leasehold improvements	6,632	6,531
Computer equipment	511	305
Furniture and office equipment	1,074	1,074
Construction in progress	—	79
	11,800	10,959
Less: Accumulated depreciation and amortization	(4,514)	(2,733)
	$7,286	$8,226

For the years ended December 31, 2019, 2018, and 2017 depreciation and amortization expense was $1,785, $1,347, and $964 respectively.

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During the years ended December 31, 2019, 2018, and 2017 the Company recorded a loss on disposal of property and equipment of $1, $14, and $35, respectively.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	Year Ended December 31,
	2019	2018
Prepaid income taxes	$—	$923
Prepaid expenses	2,429	4,520
Interest receivable on marketable securities	336	323
	$2,765	$5,766

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Year Ended December 31,
	2019	2018
Accrued external research and development costs	$3,468	$5,011
Accrued payroll and payroll-related costs	3,380	2,618
Accrued professional fees	410	634
Other	754	540
	$8,012	$8,803

8.	Collaboration Agreement with Novartis

Overview

In January 2016, the Company entered into a collaboration agreement with Novartis (the “Collaboration Agreement”), which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (the “October 2018 Amendment”). Pursuant to the Collaboration Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing and commercialization rights. Novartis initially had the right to exercise up to three purchased Options. Under the Collaboration Agreement, therefore, Novartis had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73). As of December 31, 2019, Novartis had one Option remaining eligible for purchase, and potential exercise. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise, and the Company’s performance obligations under the Collaboration Agreement have ended. (See Note 21).

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

During the year ended December 31, 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement. During the year ended December 31, 2018, the Company made a payment of $3,437 to Novartis for the reimbursement of manufacturing costs incurred by Novartis prior to December 31, 2017.

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Development and Commercialization of CD73 Products

Novartis has the sole right to develop and commercialize CD73 antibody candidates and corresponding licensed products worldwide pursuant to a development plan and a commercialization plan, respectively. Novartis is obligated to use commercially reasonable efforts to develop the CD73 antibody candidates and corresponding licensed products, obtain regulatory approval of such products, including within certain defined markets, and commercialize such products following regulatory approval. Novartis is responsible for all costs and expenses of such development and commercialization and is obligated to provide the Company with updates on its development and commercialization activities through the joint steering committee, joint development committee and joint commercialization committee.

Exclusivity

Neither the Company nor Novartis may, alone or with any affiliate or third party develop or commercialize any antibody that specifically binds to CD73. The October 2018 Amendment clarified that Novartis is permitted to research, develop, manufacture or commercialize any diagnostic product that specifically binds to CD73, subject to Novartis’ compliance with its rights and obligations under the Collaboration Agreement, and provided that where such diagnostic product is an Adimab diagnostic product, Novartis may research, develop, manufacture or commercialize such Adimab diagnostic product solely for the purpose of research, development or commercialization of a therapeutic or prophylactic licensed product that specifically binds to the same licensed target.

Financial Terms

Upon entering into the Collaboration Agreement in January 2016, Novartis made an upfront payment to the Company of $70,000. The Company is also eligible to receive payments upon the achievement of specified development and sales milestones as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages, upon successful commercialization of NZV930. Under the Collaboration Agreement, as a result of the option purchase period for the single remaining Option under the Collaboration Agreement expiring in January 2020, the Company is now entitled to potential milestones of $525,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formerly SRF373).

Termination

Unless terminated earlier, the Collaboration Agreement will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing or commercializing NZV930. Novartis may terminate the Collaboration Agreement for any reason upon prior notice to the Company within a specified time period. Either party may terminate the Collaboration Agreement in full if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience, or the Company terminates for Novartis’ material breach, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize NZV930.

Revenue Recognition - Collaboration Revenue – Related Party

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

In February 2018, the Company received an additional milestone payment of $45,000 from Novartis upon Novartis’ receipt and acceptance of the first final audited Good Laboratory Practices (“GLP”) toxicology study report for NZV930. Upon achieving the milestone, the Company concluded this variable consideration associated with this milestone was no longer constrained and included the $45,000 in the transaction price. The Company recognized $4,882 and $27,850 as collaboration revenue – related party in the twelve months ended December 31, 2019 and 2018, respectively, based on the ratio of actual costs incurred as of the milestone achievement date to the total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Collaboration Agreement. The remaining unrecognized amount of $12,268 is recorded as deferred revenue – related party as of December 31, 2019 and will subsequently be recognized as revenue over the performance period in proportion to the costs incurred under the Collaboration Agreement.

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

In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise, and the Company’s performance obligations under the Collaboration Arrangement have ended. The maximum aggregate amount of potential milestone payments that the Company is currently entitled to receive under the Collaboration Agreement was reduced from $745,000 as of December 31, 2019 to $525,000 in January 2020. The Company will remove all costs associated with its remaining performance obligation, as of December 31, 2019, for the single remaining Option from the cost-to-cost model in the first quarter of 2020. This will result in the Company recognizing the remaining deferred revenue of $38,592 to collaboration revenue - related party in the first quarter of 2020. This represents a non-recognized subsequent event as the Novartis decision was in their control and not known to the Company as of December 31, 2019.

For the years ended December 31, 2019, 2018, and 2017, the Company recognized the following totals of collaboration revenue – related party:

	Year Ended December 31,
	2019	2018	2017
Collaboration revenue - related party	$15,360	$59,417	$12,826

The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	December 31, 2019
Contract Liabilities (1)
Total deferred revenue - related party	$53,952	—	$(15,360)	$38,592

(1)

Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During the year ended December 31, 2019, the Company recognized $15,360 of revenue related to the amounts included in the contract liability balance at the beginning of the period. The aggregate amount of the transaction price allocated to the single performance obligation that is partially unsatisfied was $38,592.

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

10.	Stockholders’ Equity

Common Stock

As of December 31, 2019 and 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through December 31, 2019.

As of December 31, 2019 and 2018, the Company had reserved 17,351,095 and 6,083,202 shares, respectively, of common stock for the shares available for offering under the Sales Agreement with JonesTrading, the exercise of outstanding stock options, and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan and the Company’s 2018 Employee Stock Purchase Plan.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock:

	As of December 31,
	2019	2018
Options to purchase common stock	5,418,113	4,414,225
Shares available for future grant	1,409,019	1,412,159
2018 Employee Stock Purchase Plan	534,544	256,818
Shares available from ATM offering	9,989,419	—
Total reserved	17,351,095	6,083,202

In May 2019, the Company entered into the Sales Agreement with JonesTrading to issue and sell shares up to $30,000 in shares of the Company’s common stock from time to time. As of December 31, 2019, the Company has sold 10,581 shares under the ATM Facility for net proceeds of $24.

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

As of December 31, 2019 and 2018 all remaining shares available under the 2014 Plan were transferred to the 2018 Plan.

2018 Stock Option and Incentive Plan

On April 3, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan was 1,545,454, plus the shares of common stock remaining available for issuance under the 2014 Plan, which shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

As of December 31, 2019 and 2018, 1,409,019 shares and 1,412,159 shares were available for future issuance under the 2018 Plan, respectively.

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

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.46%	2.67%	2.04%
Expected term (in years)	6.12	6.18	6.25
Expected volatility	73.62%	72.70%	78.60%
Expected dividend yield	0.0%	0.0%	0.0%

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	4,414,225	$6.79	8.29	$2,031
Granted	1,518,500	4.06
Exercised	(110,156)	2.31
Forfeited	(404,456)	6.85
Outstanding as of December 31, 2019	5,418,113	$6.11	7.69	$690
Options exercisable at December 31, 2019	2,919,360	$5.54	7.02	$665
Vested and expected to vest at December 31, 2019	5,418,113	$6.11	7.69	$690

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2019 and 2018, was $2.71 and $7.47, respectively.

The aggregate fair value of stock options vested during the years ended December 31, 2019 and 2018, was $6,634 and $4,493, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $208, $1,887, and $1,876 respectively.

As of December 31, 2019, and 2018, there were outstanding stock options held by non-employees for the purchase of 272,343 and 317,957 shares of common stock, respectively, with service-based vesting conditions.

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

As of December 31, 2019 and 2018 there was no unvested restricted common stock. The aggregate intrinsic value of restricted stock awards that vested during the year ended December 31, 2018 was $810.

2018 Employee Stock Purchase Plan

On April 3, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of December 31, 2019, a total of 534,544 shares of common stock were reserved for issuance under this plan.

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For the years ended December 31, 2019 and 2018, the Company did not issue any shares of common stock under the 2018 ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options, restricted stock awards, and the ESPP in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2019	2018	2017
Research and development expenses	$2,350	$2,557	$1,917
General and administrative expenses	3,641	2,660	2,792
	$5,991	$5,217	$4,709

As of December 31, 2019, the Company had an aggregate of $10,733 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.25 years.

12.	Debt

On November 22, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (the “Lender”). The Lender has agreed to make available to the Company term loans in an aggregate principal amount of up to $25,000 under the Loan Agreement. The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $25,000 in three potential tranches: (i) a $7,500 term loan facility funded on November 22, 2019 (the “First Tranche Term Loan”), (ii) a $10,000 term loan facility (the “Second Tranche Term Loan”), and (iii) a $7,500 term loan facility (the “Third Tranche Term Loan”). All three of these term loans have a maturity date of December 1, 2023.

Borrowings under all three loan facilities bear interest at a floating per annum rate equal to the greater of (i) 8.65% and (ii) the Prime Rate plus 3.90%. The Company is permitted to make interest-only payments on the First Tranche Term Loan for the first nineteen months following the funding date. The interest-only period can be extended by an additional seven months, subject to the funding of the Second Tranche Term Loan; and by an additional seven months, subject to the funding of the Third Tranche Term Loan. The term of the combined facility will be 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.

The Company is obligated to pay a final fee equal to 4.45% of the aggregate amount of the term loans funded, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If the Company prepays all of the term loans prior to the maturity date, it will pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 5% if the payment occurs on or before 24 months after the initial funding date, 3% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date.

The Lender may, at their option, elect to convert any portion of no more than $4,000 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $1.56 per share. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.  The Company did recognize a beneficial conversion feature of $2,101, which represents the difference between the commitment date stock price of $2.33 per share and the conversion price of $1.56 per share. The beneficial conversion feature was recorded as a discount on the term loan and is accreted to interest expense using the effective interest method over the term of the loan. The effective interest rate of the term loan is 27.84%.

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets. The Loan Agreement contains customary representations, warranties and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse effect clause.

Upon the occurrence of an event of default, a default interest rate of an addition 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company recorded interest expense related to the loan facility of $147 for the year ended December 31, 2019. The fair value of the loan at December 31, 2019 approximates its face amount given the close proximity of the execution to December 31, 2019 and due to the floating interest rate.

Future principal debt payments on the loan payable are as follows (in thousands):

December 31, 2019
2020	$-
2021	1,602
2022	2,947
2023	2,951
Total principal payments	7,500
Final fee due at maturity in 2024	334
Total principal payments and final fee	7,834
Unamortized debt discount and final fee	2,725
Note payable	$5,109

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2019	2018	2017
Basic and Diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(54,789)	$(6,597)	$(45,377)
Accretion of redeemable convertible preferred stock to redemption value	—	(11)	(40)
Net loss attributable to common stockholders	$(54,789)	$(6,608)	$(45,417)
Denominator:
Weighted average commons shares outstanding—basic and diluted	27,854,912	19,990,773	2,474,800
Net loss per share attributable to common stockholders—basic and diluted	$(1.97)	$(0.33)	$(18.35)

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company’s potential dilutive securities, which include stock options to purchase common stock and shares issuable upon conversion of the convertible note payable have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018
Outstanding options to purchase common stock	5,418,113	4,414,225
Shares issuable upon conversion of the convertible note payable	2,564,103	—
	7,982,216	4,414,225

14.	License Agreements

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

Adimab granted the Company an exclusive option to obtain a non-exclusive, worldwide, fully paid-up, sublicensable license under Adimab’s platform patents and other Adimab technology solely to research up to ten antibodies, chosen by the Company against a specific biological target for a specified period of time (the “Research Option”). In addition, Adimab granted the Company an exclusive option to obtain a worldwide, royalty-bearing, sublicensable license under Adimab platform patents and other Adimab technology to exploit, including commercially, 20 or more antibodies against specific biological targets (the “Commercialization Option”). Upon the exercise of a Commercialization Option, and payment of the applicable option fee to Adimab, Adimab will assign the Company the patents that cover the antibodies selected by such Commercialization Option. The Company will be required to use commercially reasonable efforts to develop, seek market approval of, and commercialize at least one antibody against the target covered by the Commercialization Option in specified markets upon the exercise of a Commercialization Option.

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

During the years ended December 31, 2019, 2018, and 2017, the Company recognized research and development expense under the agreement of $1,175, $2,480, and $2,172, respectively.

15.	Income Taxes

	Year Ended December 31,
	2019	2018	2017
Income Before Taxes:
Domestic	$(54,789)	$(6,597)	$(45,377)
Foreign	—	—	—
Total income before income taxes	$(54,789)	$(6,597)	$(45,377)

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Income Taxes

During the years ended December 31, 2019, 2018, and 2017, the Company recorded no income tax benefits for the net losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	(21.0)%	(21.0)%	(35.0)%
State taxes, net of federal benefit	(6.2)	(6.2)	(5.2)
Permanent differences	0.0	1.1	0.3
Stock-based compensation	1.0	5.2	2.6
Research and development tax credits	(7.9)	(13.7)	(0.9)
Increase in deferred tax asset valuation allowance	33.7	34.5	18.6
Other	0.4	0.1	—
Change in statutory tax rate	—	—	19.6
Effective income tax rate	—%	—%	—%

Significant components of Surface Oncology’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$19,629	$5,240
Research and development tax credit carryforwards	6,234	1,945
Deferred revenue	10,543	14,740
Deferred rent	—	1,376
Intangible assets	430	791
Accrued expenses	843	687
Stock-based compensation	2,414	1,468
Lease liability	5,445	—
Other	23	73
Total deferred tax assets	45,561	26,320
Valuation allowance	(36,535)	(18,602)
Deferred tax assets	9,026	7,718
Deferred tax liabilities:
Right-of-use asset	(4,059)	—
Depreciation	(1,281)	(1,629)
Deferred revenue tax accounting method change	(3,045)	(6,089)
Beneficial conversion feature on convertible note payable	(559)	—
Other	(82)	—
Total deferred tax liabilities	(9,026)	(7,718)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $71,495 and $73,021, respectively, and federal and state research and development tax credit carryforwards of $4,501 and $2,025, respectively, available to reduce future income tax liabilities. The federal and state net operating loss carryforwards each begin to expire in 2034. The federal and state research and development tax credit carryforwards begin to expire in 2034 and 2030, respectively.

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Utilization of the Company's net operating loss ("NOL") carryforwards and research and development ("R&D") credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("Section 382") as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, could result in a change of control as defined by Section 382. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2018 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards.  However, future changes in ownership occurring after December 31, 2018 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

As required by the provisions of ASC 740, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the level of historical U.S. losses, management has determined that it is “more-likely-than-not” that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes and, as a result, a full valuation allowance has been established at December 31, 2019 and 2018. The valuation allowance decrease primarily relates to the decrease in deferred revenue, and were as follows:

	Year Ended December 31,
	2019	2018	2017
Valuation allowance at beginning of year	$(18,602)	$(19,956)	$(11,531)
Increases recorded to income tax provision	(17,933)	(5,644)	(17,302)
Decreases recorded as a benefit to income tax provision	—	6,998	8,877
Valuation allowance at end of year	$(36,535)	$(18,602)	$(19,956)

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2019 and 2018. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2016. The Company's tax years are still open under statute from 2016 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

16.	Leases

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

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In May 2016, the Company entered into an operating lease agreement for its corporate headquarters in Cambridge, Massachusetts, with a ten-year term that expires in February 2027. Rental payments related to the lease commenced in April 2017. In connection with this lease, the Company was entitled to cash incentives from the landlord to be used for the construction of leasehold improvements within the facility. As of January 1, 2019, the Company was entitled to $4,803 of such incentives, which were recorded as a reduction to the right-of-use asset and included as a straight-line reduction to lease expense over the lease term.

In May 2018, the Company executed an amendment to lease an additional 33,526 square feet at 50 Hampshire Street in Cambridge, Massachusetts, with a 10-year term. This additional space became available for occupancy on January 1, 2020. In December 2020, the Company entered into a sublease agreement with EQRx, Inc. (“EQRx”) to sublease the entire space for three years. The term of the sublease agreement commenced in January 1, 2020. (See Note 21).

The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Year Ended December 31, 2019

Operating lease cost	R&D Expense	2,312
	G&A Expense	899
Variable lease costs (1)	R&D Expense	707
	G&A Expense	276
Total lease cost		4,194

Weighted-average remaining lease term (in months)		119.6
Weighted-average discount rate		10.5%

(1)

Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $4,148 for the year ended December 31, 2019.

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2020	3,796
2021	5,529
2022	5,385
2023	5,413
2024	5,533
Thereafter	31,827
Total future lease payments	57,483
Less: Interest	(37,553)
Present value of future lease payments (lease liability)	$19,930

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Future minimum lease payments for the Company’s operating leases as of December 31, 2018 were as follows:

Year Ending December 31,
2019	2,546
2020	4,258
2021	5,176
2022	5,292
2023	5,376
Thereafter	37,573
$60,221

Prior to the adoption of ASU 2016-02 and for the years ended December 31, 2018 and 2017, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements which were amortized to rent expense over the lease term. During the years ended December 31, 2018 and 2017, the Company recognized total rent expense of $1,649 and $1,194, respectively.

In November 2014, the Company entered into an operating sublease agreement with CoStim Pharmaceuticals, Inc. (“CoStim”), a subsidiary of Novartis, for office and laboratory space that expired in March 2018 (see Note 18). The Company began to sublease this space to a third-party tenant in April 2017. Sublease payments received from a third-party tenant under a sublease that expired in March 2018 were $231 and $305 for the years ended December 31, 2018 and 2017, respectively, and were recorded as reduction of rent expense.

17.	Commitments and Contingencies

Lease Agreements

Future minimum lease payments for the Company’s operating leases as of December 31, 2019 were as follows:

Year Ended December 31,
2020	3,541
2021	5,179
2022	5,295
2023	5,413
2024	5,533
Thereafter	31,827
$56,788

Manufacturing and Research Agreements

The Company has entered into agreements with external contract manufacturing organizations and contract research organizations engaged to manufacture clinical trial materials as well as to conduct discovery research and preclinical development activities. As of December 31, 2019, the Company had committed to minimum payments under these arrangements totaling $5,171, of which $4,263 is due in 2020 and $908 is due in 2021.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 14).

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that would have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2019.

Legal Proceedings

On September 13, 2019, a purported stockholder of the Company filed a putative class action against the Company, certain of its directors and officers, or the Individual Defendants, and the underwriters in its initial public offering, collectively, the Defendants, in the Supreme Court of the State of New York, captioned Ang v. Surface Oncology, Inc., et al., No. 655304/2019 (N.Y. Sup. Ct. Sept. 13, 2019). The complaint was filed on behalf of a putative class of purchasers of the Company’s common stock in and/or traceable to its April 19, 2018 initial public offering (the first day of trading of its common stock on the Nasdaq Stock Market) and alleged violations of Section 11 (against all Defendants) and 15 (against the Company and the Individual Defendants) of the Securities Act of 1933, as amended. The complaint alleged that the Defendants made false or misleading statements in the Company’s Registration Statement on Form S-1 for its initial public offering regarding SRF231 and hematologic toxicities allegedly caused by SRF231. The lawsuit sought, among other things, compensatory damages and interest thereon, and reasonable costs and expenses, including attorneys’ fees.  On November 1, 2019, the Company and the other Defendants moved to dismiss the Complaint in its entirety on the grounds that the facts and documentary evidence established that its initial public offering documents were true and accurate in all material respects.  Based upon the Company’s arguments and confidential discussions between its counsel and counsel for the Plaintiff, on December 3, 2019, the Plaintiff notified the Court that it wished to voluntarily dismiss the case.  As required by Court Order, the Plaintiff provided notice to all members of the purported class of its intention to voluntarily dismiss the case and following the Court-ordered notice, on January 14, 2020, the Plaintiff filed a Stipulation of Discontinuance Without Prejudice withdrawing the case. On January 15, 2020, the Court “So-Ordered” the Stipulation of Discontinuance formally ending the case.

18.	Related Party Transactions

Novartis Institutes for BioMedical Research, Inc.

Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Collaboration Agreement and sold 2,000,000 shares of its Series A-1 preferred stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500 in a private placement. During the year ended December 31, 2019, the Company did not receive any cash payments from Novartis. As of December 31, 2019 and 2018, no amounts were due from Novartis.

During the year ended December 31, 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement. During the year ended December 31, 2018, the Company made a payment of $3,437 to Novartis for the reimbursement of manufacturing costs incurred by Novartis prior to December 31, 2017. During the year ended December 31, 2017, the Company made no cash payments to Novartis related to the Collaboration Agreement.

Unrelated to the Collaboration Agreement, the Company subleased office and laboratory space from CoStim, a subsidiary of Novartis (see Note 16). No payments were made by the Company to CoStim for this sublease during the year ended December 31, 2019. Payments made by the Company to CoStim for this sublease during the years ended December 31, 2018, and 2017 totaled $106, and $569, respectively. As of December 31, 2019 and 2018, no amounts were due by the Company to CoStim for this sublease.

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Research Agreement with Vaccinex, Inc.

On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the year ended December 31, 2019, 2018, and 2017, the Company paid Vaccinex an aggregate of $606, $199 and $250 relating to the agreement. The amount of the payment was recognized as research and development expense during the years ended December 31, 2019, 2018, and 2017. No amounts were due by the Company to Vaccinex as of December 31, 2019. As of December 31, 2018, $83 was due by the Company to Vaccinex.

19.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements. The Company matches 50% of employees’ contributions to the 401(k) Plan up to 6% of compensation. The Company’s contributions made under the 401(k) Savings Plan for the years ended December 31, 2019, 2018, and 2017 totaled $399, $339, and $207, respectively.

20.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

(In thousands, except share and per share amounts)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue - related party	$14,434	$143	$344	$439
Total operating expenses	19,402	18,653	17,900	16,771
Loss from operations	(4,968)	(18,510)	(17,556)	(16,332)
Net loss	(4,199)	(17,758)	(16,878)	(15,954)
Net loss per share attributable to common stockholders—basic and diluted	$(0.15)	$(0.64)	$(0.61)	$(0.57)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue - related party	$45,495	$2,428	$1,730	$9,764
Total operating expenses	14,452	19,011	19,760	15,345
Loss from operations	31,043	(16,583)	(18,030)	(5,581)
Net loss	31,212	(15,852)	(17,222)	(4,735)
Net loss per share attributable to common stockholders—basic	$1.59	$(0.73)	$(0.62)	$(0.17)
Net loss per share attributable to common stockholders— diluted	$1.05	$(0.73)	$(0.62)	$(0.17)

21.	Subsequent Events

Collaboration Agreement with Novartis

In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired (see Note 8). Accordingly, there are no Options remaining eligible for purchase and exercise, and the Company’s performance obligations under the Collaboration Arrangement have ended. The maximum aggregate amount of potential option purchase, option exercise and milestone payments that the Company is currently entitled to receive under the Collaboration Agreement was reduced from $745,000 at December 31,

SURFACE ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

2019 to $525,000 in January 2020. The Company will remove all costs associated with its remaining performance obligation for the single remaining Option from the cost-to-cost model in the first quarter of 2020. This will result in the Company recognizing the remaining deferred revenue of $38,592 to collaboration revenue - related party in the first quarter of 2020. This represents a non-recognized subsequent event as the Novartis decision was in their control and was not known to the Company as of December 31, 2019.

Sublease Agreement with EQRx

In May 2018, the Company executed an amendment to lease an additional 33,526 square feet at 50 Hampshire Street in Cambridge, Massachusetts, with a 10-year term. On the lease commencement date of January 1, 2020, the Company recorded the impact on its consolidated balance sheet, which increased the Company’s operating lease right-of-use-assets and operating lease liabilities by 15,003. The Company also entered into a sublease agreement with EQRx to sublease the entire space. The term of the sublease agreement commenced in January 2020 and ends on the last day of the 36th calendar month following commencement. The annual rent for the subleased premises is greater than the annual rent owed by the Company to the landlord for the leased premises.

Strategic Restructuring

The U.S. Food and Drug Administration cleared the applications for the Company’s antibody candidates, SRF617 and SRF388, and the Company is executing on plans to initiate clinical trials to advance both programs in 2020. The Company concurrently announced a strategic restructuring in January 2020, which will reduce the Company’s workforce by approximately 35%. As a result, the Company will incur severance costs of $1,272 in the first quarter 2020, which will be recorded within operating expenses in the consolidated statements of operations and comprehensive loss.