Form 10-Q
period 2020-03-31
Surface Oncology, Inc.
filed 2020-05-12
CIK 1718108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 28,321,999 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the timing, scope or likelihood of foreign regulatory filings and approvals;
•	our ability to use our understanding of the tumor microenvironment to identify product candidates and to match immunotherapies to select patient subsets;
•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
•	our ability to develop combination therapies, whether on our own or in collaboration with third parties;
•	the impact of COVID-19 on our business operations and that of our third-party manufacturers and suppliers;
•	our manufacturing, commercialization and marketing capabilities and strategy;
•	the pricing and reimbursement of our current product candidates and other product candidates we may develop, if approved;
•	the rate and degree of market acceptance and clinical utility of our current product candidates and other product candidates we may develop;
•	the potential benefits of and our ability to maintain our collaboration with Novartis, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$56,419	$46,755
Marketable securities	33,665	58,406
Prepaid expenses and other current assets	3,209	2,765
Total current assets	93,293	107,926
Property and equipment, net	6,851	7,286
Operating lease right-of-use asset	29,310	14,858
Restricted cash	1,595	1,595
Other assets	166	28
Total assets	$131,215	$131,693
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$733	$3,384
Accrued expenses and other current liabilities	7,545	8,012
Deferred revenue - related party	—	4,916
Operating lease liability	5,101	2,962
Total current liabilities	13,379	19,274
Deferred revenue - related party, non-current	—	33,676
Operating lease liability, non-current	29,885	16,968
Convertible note payable, non-current	5,285	5,109
Other liabilities	1,100	—
Total liabilities	49,649	75,027
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 28,061,197 and 27,893,337 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	180,418	178,155
Accumulated other comprehensive income	170	103
Accumulated deficit	(99,025)	(121,595)
Total stockholders’ equity	81,566	56,666
Total liabilities and stockholders’ equity	$131,215	$131,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended March 31,
	2020	2019

Collaboration revenue - related party	$38,592	$14,434
Operating expenses:
Research and development	11,288	14,309
General and administrative	4,787	5,093
Total operating expenses	16,075	19,402
Income (loss) from operations	22,517	(4,968)
Interest and other income, net	53	769
Net income (loss)	22,570	(4,199)
Net income (loss) per share attributable to common stockholders— basic	$0.81	$(0.15)
Weighted average common shares outstanding— basic	27,977,145	27,825,698
Net income (loss) per share attributable to common stockholders— diluted	$0.74	$(0.15)
Weighted average common shares outstanding— diluted	30,917,452	27,825,698
Comprehensive income (loss):
Net income (loss)	$22,570	$(4,199)
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax of $0	67	124
Comprehensive income (loss)	$22,637	$(4,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2019	27,893,337	$3	$178,155	$103	$(121,595)	$56,666
Issuance of common stock upon exercise of stock options	27,832	—	10	—	—	10
Issuance of common stock under stock purchase plan	49,025	—	83	—	—	83
Issuance of common stock upon public offering, net of issuance costs	91,003	—	320	—	—	320
Stock-based compensation expense	—	—	1,850	—	—	1,850
Unrealized gain on marketable securities	—	—	—	67	—	67
Net income	—	—	—	—	22,570	22,570
Balances at March 31, 2020	28,061,197	$3	$180,418	$170	$(99,025)	$81,566

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2018	27,772,600	$3	$169,784	$(119)	$(66,806)	$102,862
Issuance of common stock upon exercise of stock options	58,082	—	211	—	—	211
Stock-based compensation expense	—	—	1,395	—	—	1,395
Unrealized gain on marketable securities	—	—	—	124	—	124
Net loss	—	—	—	—	(4,199)	(4,199)
Balances at March 31, 2019	27,830,682	$3	$171,390	$5	$(71,005)	$100,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$22,570	$(4,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	457	430
Stock-based compensation expense	1,850	1,395
Non-cash interest expense related to note payable	176	—
Net amortization of premiums and discounts on marketable securities	(42)	(188)
Loss on disposal of property and equipment	1	—
Non-cash operating lease cost	587	291
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(444)	1,077
Other assets	(138)	(9)
Accounts payable	(2,651)	902
Accrued expenses and other current liabilities	(467)	(3,299)
Operating lease liability	17	(274)
Other liabilities	1,100	—
Deferred revenue - related party	(38,592)	(14,434)
Net cash used in operating activities	(15,576)	(18,308)
Cash flows from investing activities:
Purchases of property and equipment	(23)	(876)
Purchases of marketable investments	(650)	(70,301)
Proceeds from sales or maturities of marketable securities	25,500	47,675
Net cash provided by (used in) investing activities	24,827	(23,502)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net	320	—
Proceeds from employee stock purchases	83	—
Proceeds from exercise of stock options	10	211
Net cash provided by financing activities	413	211
Net increase (decrease) in cash and cash equivalents and restricted cash	9,664	(41,599)
Cash and cash equivalents and restricted cash at beginning of period	48,350	84,110
Cash and cash equivalents and restricted cash at end of period	$58,014	$42,511
Supplemental disclosure of cash flow information:
Cash paid for interest	$180	$—
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$15,003	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$137

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

On May 1, 2019, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to issue and sell shares of the Company’s common stock of up to $30,000 in gross proceeds, from time to time during the term of the a Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. In the three months ended March 31, 2020, the Company sold 91,003 shares of common stock at-the-market under the Sales Agreement, resulting in net proceeds of approximately $320. Through March 31, 2020, the Company has sold 101,584 shares of common stock at-the-market under the Sales Agreement, resulting in net proceeds of $344.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, proceeds from a collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), issuance of a debt facility with K2 Health Ventures LLC and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2020, the Company had an accumulated deficit of $99,025.

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of May 12, 2020, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities of $90,084, will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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

The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and while we cannot predict their scope and severity, these developments and measures could materially and adversely affect our business, our results of operations and financial condition. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and have taken steps to minimize its impact on our business. However, the extent to which COVID-19 ultimately impacts our business, results of operations or financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or treat its impact, among others. Furthermore, for the safety of our employees, we have reduced the presence of our scientists in our labs and are relying on third parties to conduct many of the experiments and studies for our research programs.  Certain of our third party service providers have also experienced shutdowns or other business disruptions.  As a result, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including clinical trials, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat its impact and the economic impact. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are also unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year period.

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. ASU 2018-18 makes targeted improvements to generally accepted accounting principles for collaborative arrangements, including: (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in Topic 808 to align with the guidance in ASC 606, and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. This standard became effective for the Company on January 1, 2020 and the adoption of ASU 2018-18 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard provides for changes to the disclosure requirements for recurring and nonrecurring fair value measurements under Topic 820. Provisions of ASU 2018-13 including changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. This standard became effective for the Company on January 1, 2020, and did not have a material impact on the Company’s disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. Marketable Securities

As of March 31, 2020, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$25,833	$132	$—	$25,965
U.S. Government agency bonds	7,662	38	—	7,700
	$33,495	$170	$—	$33,665

The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	March 31, 2020
	Amortized Cost	Fair Value
Maturing in one year or less	$33,495	$33,665
	$33,495	$33,665

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

As of December 31, 2019, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$42,795	$73	$—	$42,868
U.S. Government agency bonds	15,508	31	(1)	$15,538
	$58,303	$104	$(1)	$58,406

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Maturing in one year or less	$58,303	$58,406
	$58,303	$58,406

The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of March 31, 2020 and December 31, 2019.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,643	$—	$—	$38,643
Marketable securities:
U.S. Treasury notes	—	25,965	—	25,965
U.S. Government agency bonds	—	7,700	—	7,700
	$38,643	$33,665	$—	$72,308

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,490	$—	$—	$30,490
U.S. Government agency bonds	—	2,500	—	2,500
Marketable securities:
U.S. Treasury notes	—	42,868	—	$42,868
U.S. Government agency bonds	—	15,538	—	15,538
	$30,490	$60,906	$—	$91,396

As of March 31, 2020 and December 31, 2019, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the three months ended March 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

5. Collaboration Agreement with Novartis

Overview

In January 2016, the Company entered into a collaboration agreement with Novartis (the “Collaboration Agreement”), which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (the “October 2018 Amendment”). Pursuant to the Collaboration Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights. Novartis initially had the right to exercise up to three purchased Options. Under the Collaboration Agreement, therefore, Novartis had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73). In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Therefore, there are no Options remaining eligible for purchase, and potential exercise, and the Company’s performance obligations under the Collaboration Agreement have ended.

Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Collaboration Agreement and sold 2,000,000 shares of its Series A-1 redeemable convertible preferred stock (the “Series A-1 Preferred Stock”) to Novartis, which were subsequently converted to common stock. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500 in a private placement.

During the three months ended March 31, 2020 and 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement.

Development and Commercialization of CD73 Products

Novartis has the sole right to develop and commercialize CD73 antibody candidates and corresponding licensed products worldwide pursuant to a development plan and a commercialization plan, respectively. Novartis is obligated to use commercially reasonable efforts to develop the CD73 antibody candidates and corresponding licensed products, obtain regulatory approval of such products, including within certain defined markets, and commercialize such products following regulatory approval. Novartis is responsible for all costs and expenses of such development and commercialization and is obligated to provide the Company with updates on its development and commercialization activities through a joint steering committee.

Exclusivity

Neither the Company nor Novartis may, alone or with any affiliate or third party, develop or commercialize any antibody that specifically binds to CD73. The October 2018 Amendment clarified that Novartis is permitted to research, develop, manufacture or commercialize any diagnostic product that specifically binds to CD73, subject to Novartis’ compliance with its rights and obligations under the Collaboration Agreement, and provided that where such diagnostic product is an Adimab diagnostic product, Novartis may research, develop, manufacture or commercialize such Adimab diagnostic product solely for the purpose of research, development or commercialization of a therapeutic or prophylactic licensed product that specifically binds to the same licensed target.

Financial Terms

Upon entering into the Collaboration Agreement in January 2016, Novartis made an upfront payment to the Company of $70,000. The Company is also eligible to receive payments upon the achievement of specified development and sales milestones as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages, upon successful commercialization of NZV930. Under the Collaboration Agreement, the Company is currently entitled to potential milestones of $525,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formerly SRF373).

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Termination

Unless terminated earlier, the Collaboration Agreement will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing, or commercializing NZV930. Novartis may terminate the Collaboration Agreement for any reason upon prior notice to the Company within a specified time period. Either party may terminate the Collaboration Agreement in full if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience, or the Company terminates for Novartis’ material breach, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize NZV930.

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

In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Future costs associated with this target were removed from the estimated total costs in the cost-to-cost model. This resulted in the Company recognizing the remaining deferred revenue of $38,592 to collaboration revenue - related party in the January 2020.

For the three months ended March 31, 2020 and 2019, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended March 31,
	2020	2019
Collaboration revenue - related party	$38,592	$14,434

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2020:

	December 31, 2019	Additions	Deductions	March 31, 2020
Contract liabilities (1)
Total deferred revenue - related party	$38,592	$—	$(38,592)	$—

(1)

Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.

During the three months ended March 31, 2020, the Company recognized $38,592 of revenue related to the amounts included in contract liability balance at the beginning of the period. As there are no Options remaining eligible for purchase and exercise, the Company’s performance obligations under the Collaboration Agreement have ended.

6. Stockholders’ Equity

Common Stock

As of March 31, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had reserved 18,577,901 and 17,351,095 shares, respectively, of common stock for the exercise of outstanding stock options, shares to be issued under the ATM Facility, and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan, and 2018 Employee Stock Purchase Plan.

In May 2019, the Company entered into the Sales Agreement with JonesTrading to issue and sell shares up to $30,000 in shares of the Company’s common stock from time to time. In the three months ended March 31, 2020, the Company sold 91,003 shares of common stock at-the-market under the Sales Agreement, resulting in net proceeds of approximately $320. Through March 31, 2020, the Company has sold 101,584 shares of common stock at-the-market under the Sales Agreement for net proceeds of $344.

7. Stock-Based Awards

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

As of December 31, 2018, all remaining shares available under the 2014 Plan were transferred to the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”).

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

2018 Stock Option and Incentive Plan

In April 2018, the Company’s 2018 Plan was approved by its stockholders and became effective. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan was 1,545,454, plus the shares of common stock remaining available for issuance under the 2014 Plan, which shall be cumulatively increased each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

As of March 31, 2020, 564,561 shares were available for future issuance under the 2018 Plan.

Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	5,418,113	$6.11	7.69	$690
Granted	1,143,800	3.16
Exercised	(27,832)	0.35
Forfeited	(241,209)	6.51
Outstanding as of March 31, 2020	6,292,872	$5.58	7.91	$643
Options exercisable at March 31, 2020	3,107,349	$5.61	6.98	$619
Vested and expected to vest at March 31, 2020	6,292,872	$5.58	7.91	$643

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2020 and year ended December 31, 2019 was $2.00 and $2.71, respectively.

As of March 31, 2020 and December 31, 2019, there were outstanding stock options held by non-employees for the purchase of 267,372 and 272,343 shares of common stock, respectively, with service-based vesting conditions.

2018 Employee Stock Purchase Plan

In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of March 31, 2020, a total of 764,452 shares of common stock were reserved for issuance under this plan.

For the three months ended March 31, 2020, the Company issued 49,025 shares of common stock under the 2018 ESPP. For the three months ended March 31, 2019, the Company did not issue any shares of common stock under the 2018 ESPP.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

Restricted Stock Units

The Company has granted restricted stock units (RSUs) with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. In February 2020, the Company granted 1,060,900 RSUs that vest in full on the eighteen-month anniversary as long as the individual remains an employee of the Company.

The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2019	—	$—
Granted	1,060,900	3.18
Vested	—
Forfeited	(3,300)	3.18
Unvested restricted stock units as of March 31, 2020	1,057,600	$3.18

The expense related to RSUs granted to employees was $430 for the three months ended March 31, 2020.

At March 31, 2020, there was $2,933 of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.31 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended March 31,
	2020	2019
Research and development expenses	$682	$565
General and administrative expenses	1,168	830
	$1,850	$1,395

As of March 31, 2020, the Company had an aggregate of $14,055 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.69 years.

8. Debt

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

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

The Company is obligated to pay a final fee equal to 4.45% of the aggregate amount of the term loans funded, such payment to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If the Company prepays all of the term loans prior to the maturity date, it will pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 5% if the payment occurs on or before 24 months after the initial funding date, 3% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date.

The Lender may, at its option, elect to convert any portion of no more than $4,000 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $1.56 per share. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. The Company did recognize a beneficial conversion feature of $2,101, which represents the difference between the commitment date stock price of $2.33 per share and the conversion price of $1.56 per share. The beneficial conversion feature was recorded as a discount on the term loan and is accreted to interest expense using the effective interest method over the term of the loan. The effective interest rate of the term loan is 27.84%.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets. The Loan Agreement contains customary representations, warranties and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse effect clause.

Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company recorded interest expense related to the loan facility of $340 for the three months ended March 31, 2020. The fair value of the loan at March 31, 2020 approximates its face amount due to the floating interest rate.

Future principal debt payments on the loan payable are as follows:

March 31, 2020
2020	$-
2021	1,602
2022	2,947
2023	2,951
Total principal payments	7,500
Final fee due at maturity in 2024	334
Total principal payments and final fee	7,834
Unamortized debt discount and final fee	2,549
Note payable	$5,285

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

9. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended March 31,
	2020	2019
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$22,570	$(4,199)
Denominator:
Weighted average commons shares outstanding — basic	27,977,145	27,825,698
Net income (loss) per share attributable to common stockholders — basic	$0.81	$(0.15)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common shareholders - basic	$22,570	$(4,199)
Interest expense on convertible note payable	181	—
Net income (loss) attributable to common shareholders - diluted	$22,751	$(4,199)
Denominator:
Weighted average commons shares outstanding — basic	27,977,145	27,825,698
Shares issuable upon conversion of convertible notes, as if converted	2,564,102	—
Dilutive effect of common stock equivalents	376,205	—
Weighted average common shares outstanding - diluted	30,917,452	27,825,698
Net income (loss) per share attributable to common stockholders — diluted	0.74	(0.15)

Stock options and restricted stock units for the purchase of 5,555,623 and 675,162, weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2020 because those options and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

10. Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2020 or 2019.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2020 and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

As of March 31, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2016. The Company's tax years are still open under statute from 2015 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

11. Leases

The Company leases real estate, primarily its corporate headquarters in Cambridge, Massachusetts. The Company’s leases have remaining terms ranging from less than 1 year to 10 years. Certain leases include options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that the renewal option related to its corporate headquarters would be exercised. However, for leases it determined the renewal option was probable to be exercised, the Company included the renewal period in the calculation of the operating lease right-of-use assets and operating lease liabilities. All of the Company’s leases qualify as operating leases. With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at either 9.5% or 10.5%, the Company’s incremental borrowing rates, over the expected term. The right-of-use asset is reduced by any lease incentives received and the legacy deferred rent balance.

In May 2016, the Company entered into an operating lease agreement for its corporate headquarters in Cambridge, Massachusetts, with a ten-year term that expires in February 2027 (“Initial Space”). Rental payments related to the lease commenced in April 2017. In connection with this lease, the Company was entitled to cash incentives from the landlord to be used for the construction of leasehold improvements within the facility. As of January 1, 2019, the Company was entitled to $4,803 of such incentives, which were recorded as a reduction to the right-of-use asset and included as a straight-line reduction to lease expense over the lease term.

In May 2018, the Company executed an amendment to lease an additional 33,526 square feet at 50 Hampshire Street in Cambridge, Massachusetts, with a 10-year term (“Expansion Space”). This additional space became available for occupancy on January 1, 2020 and rental payments related to the lease commenced in April 2020. In connection with this lease amendment, the Company is entitled to a landlord-provided tenant improvement allowance of up to $1,005 to be applied to the cost of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements and, as such, reflected the $1,005 lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right of use asset as of the lease commencement date.

The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Three months ended March 31, 2020	Three months ended March 31, 2019

Operating lease cost	R&D Expense	540	586
	G&A Expense	798	224
Variable lease costs (1)	R&D Expense	198	172
	G&A Expense	299	66
Total lease cost		1,835	1,048

Weighted-average remaining lease term (in months)		118.3	127.6
Weighted-average discount rate		10.5%	10.4%

(1)

Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $1,412 for the three months ended March 31, 2020.

SURFACE ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2020	3,061
2021	5,529
2022	5,385
2023	5,413
2024	5,533
Thereafter	31,521
Total future lease payments	56,442
Less: Interest	(21,456)
Present value of future lease payments (lease liability)	$34,986

Future minimum lease payments for the Company’s operating leases as of December 31, 2019 were as follows:

Year Ending December 31,
2020	4,802
2021	5,529
2022	5,385
2023	5,413
2024	5,533
Thereafter	31,827
$58,489

Sublease Agreement with EQRx, Inc.

In December 2019, the Company entered into a sublease agreement with EQRx, Inc. to sublease the entire Expansion Space. The term of the sublease agreement commenced in January 2020 and ends on the last day of the 36th calendar month following commencement, with no option to extend. The annual rent for the subleased premises is greater than the annual rent owed by the Company to the landlord for the leased premises. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. The Company concluded that the sublease is an operating lease. Consistent with the Company’s policy election for lessor operating leases, each lease component and its associated non-lease components is accounted for as a single lease component.

As of March 31, 2020, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2020	1,896
2021	2,579
2022	2,635
2023	220
$7,330

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

13. Related Party Transactions

Novartis Institutes for BioMedical Research, Inc.

Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Collaboration Agreement and sold 2,000,000 shares of its Series A-1 Preferred Stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share, for proceeds of $11,500 in a private placement. During the three months ended March 31, 2020, the Company recognized $38,592 of collaboration revenue under the Collaboration Agreement. As of March 31, 2020 and 2019, no amounts were due from Novartis.

During the three months ended March 31, 2020 and 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement.

Research Agreement with Vaccinex, Inc.

On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the three months ended March 31, 2020, the Company made no payments relating to the agreement. During the three months ended March 31, 2019, the Company paid Vaccinex an aggregate of $83 relating to the agreement. The payments were recognized as research and development expense. There was no amount due by the Company to Vaccinex as of March 31, 2020 and 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission or SEC.

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

NZV930 (formerly SRF373) and SRF617 are antibodies inhibiting CD73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. In addition, inhibition of CD39 results in an increase in the pro-inflammatory metabolite adenosine triphosphate, or ATP, within the TME. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis Institutes for Biomedical Research, Inc., or Novartis. We dosed the first patient in a Phase 1/1b dose escalation clinical trial of SRF617 on March 17, 2020.

SRF388 is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein secreted by cells, in the TME that is overexpressed in certain cancers including hepatocellular and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. We dosed the first patient in a Phase 1 dose escalation clinical trial of SRF388 on April 23, 2020.

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

SRF114 is an antibody targeting the chemokine receptor CCR8. CCR8 is expressed on regulatory T cells (Treg) in the TME. SRF114 is a highly-specific antibody that is designed to deplete these immuno-suppressive cells.

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

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, SRF813, and SRF231, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the public and private sales of our securities, payments received under the Collaboration Agreement with Novartis and a debt financing. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $90.1 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net income was $22.6 million for the three months ended March 31, 2020. Our net loss was $4.2 million for three months ended March 31, 2019. As of March 31, 2020, we had an accumulated deficit of $99.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:

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

We believe that our existing cash, cash equivalents and marketable securities, as of March 31, 2020 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2022, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We are monitoring the global outbreak and spread of the novel strain of coronavirus, or COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. We will continue to monitor the situation closely.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so in the near future. All of our revenue to date has been derived from the Collaboration Agreement. If our development efforts for our programs are successful and result in regulatory approval or additional license or collaboration agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from additional collaboration or license agreements that we may enter into with third parties. We expect that our revenue for the next several years will be derived primarily from future milestone payments under the Collaboration Agreement as well as any additional collaborations that we may enter into in the future.

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

Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, to up to four specified targets, including certain research, development, manufacturing and commercialization rights. Pursuant to the Collaboration Agreement, Novartis initially had the right to exercise up to three purchased Options. In March 2018, Novartis notified us of its decision to not exercise its previously purchased Option for SRF231, our CD47 product candidate. In March 2018, we and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Collaboration Agreement. In February 2019, Novartis notified us of its decision not to purchase its Option related to IL-27. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis, and our performance obligations under the Collaboration Agreement have ended. We are currently entitled to potential milestones of $525.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930.

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

Through March 31, 2020, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Collaboration Agreement. We removed all costs associated with the remaining performance obligation for the single remaining Option from the cost-to-cost model in January 2020. This resulted in our recognizing the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. During the three months ended March 31, 2020 and 2019 we recognized revenue of $38.6 million and $14.4 million, respectively, related to the Collaboration Agreement.

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

The following table summarizes our research and development expenses by program:

	Three months ended March 31,
	2020	2019
	(in thousands)
SRF231	$(98)	$2,550
SRF388	758	2,085
SRF617	2,197	3,708
SRF813	1,704	165
Other early-stage programs	104	248
Unallocated research and discovery expenses	6,623	5,553
Total research and development expenses	$11,288	$14,309

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will decrease in the future as a result of the strategic restructuring and reduction in force announced in January 2020, however, we still anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 clinical trials. In the three months ended March 31, 2020, we recognized $1.2 million in severance expense as a result of the strategic restructuring.

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

We anticipate that our general and administrative expenses will decrease in the future as a result of the strategic restructuring and reduction in force announced in January 2020, however, we still anticipate incurring increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Interest and Other Income (Expense), Net

Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, along with the changes in those items:

	Three months ended March 31,
	2020	2019	2020 v 2019
	(in thousands)
Collaboration revenue - related party	$38,592	$14,434	$24,158
Operating expenses:
Research and development	11,288	14,309	(3,021)
General and administrative	4,787	5,093	(306)
Total operating expenses	16,075	19,402	(3,327)
Income (loss) from operations	22,517	(4,968)	27,485
Interest and other income, net	53	769	(716)
Net income (loss)	$22,570	$(4,199)	$26,769

Collaboration Revenue

Collaboration revenue was $38.6 million and $14.4 million for the three months ended March 31, 2020 and 2019, respectively, all of which was derived from the Collaboration Agreement. The increase in collaboration revenue-related party occurs because in January 2020 our performance obligations under the Collaboration Agreement ended and we removed all costs from the cost-to-cost model. This resulted in the recognition of the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020.

Research and Development Expenses

	Three months ended March 31,
	2020	2019	2020 v 2019
	(in thousands)
Direct research and development expenses by program:
SRF231	$(98)	$2,550	$(2,648)
SRF388	758	2,085	(1,327)
SRF617	2,197	3,708	(1,511)
SRF813	1,704	165	1,539
Other early-stage programs	104	248	(144)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	4,761	3,874	887
Facility related and other	1,862	1,679	183
Total research and development expenses	$11,288	$14,309	$(3,021)

Research and development expenses were $11.3 million for the three months ended March 31, 2020, compared to $14.3 million for the three months ended March 31, 2019. The decrease of $3.0 million was primarily due to decreases of $2.6 million in external costs for our SRF231 program, $1.3 million in external costs for our SRF388 program, $1.5 million in external costs for our SRF617 program, and $0.1 million in our early-stage programs, which was partially offset by increases of $1.5 million in external costs for our SRF813 program and $1.1 million for research and discovery and unallocated costs.

The decrease in research and development expenses for our SRF231 program was primarily due to the deprioritization of SRF231 program, which we announced in December 2018, and the conclusion of the Phase 1 clinical trial, which we anticipate will occur in the first half of 2020. Additionally, we received a refund of $0.7 million in the first quarter of 2020 relating to materials purchased in 2018.

The decrease in research and development expenses for our SRF617 program was primarily due to a decrease in contract manufacturing work and other IND enabling activities which primarily occurred in 2019. This was partially offset by the initiation of the Phase 1 clinical trial in the first quarter of 2020.

The decrease in research and development expenses for our SRF388 program was primarily due to a decrease in contract manufacturing work and other IND enabling activities which primarily occurred in 2019. This was partially offset by the initial costs incurred to set up the Phase 1 clinical trial, which was initiated in April 2020.

The increase in research and development expenses for our SRF813 program was primarily due to increased contract manufacturing work and additional costs incurred in advancing the program in 2020.

The increase in research and discovery and unallocated expenses was primarily due to severance costs incurred in the first quarter of 2020, as a result of the strategic restructuring announced in January 2020.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended March 31, 2020, compared to $5.1 million for the three months ended March 31, 2019. The decrease of $0.3 million was primarily due to decreases in personnel related costs due to a reduction in legal, recruiting and consulting costs.

Interest and Other Income (Expense), Net

Interest and other income were approximately $0.1 million and $0.8 million during the three months ended March 31, 2020 and 2019, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Collaboration Agreement and a debt financing. Through March 31, 2020, we had received gross proceeds of $48.6 million from our sales of preferred stock, $7.5 million from our loan and security agreement with K2 HealthVentures LLC and $150.0 million from the Collaboration Agreement.

On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share, for proceeds of $11.5 million, in a private placement.

In May 2019, we entered into a Capital on DemandTM Sales Agreement, or the Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $30.0 million in shares of our common stock, from time to time. Through March 31, 2020, we sold 101,584 shares of common stock at-the-market under the Sales Agreement for net proceeds of $0.3 million.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $90.1 million.

Future Funding Requirements

We expect our expenses to decrease in connection with our strategic restructuring, in particular as we shift our focus to initiating and advancing Phase 1 clinical trials for SRF617 and SRF388, as well as the reduction in our workforce. However, we expect to continue to incur additional costs associated with operating as a public company.

We believe that our existing cash, cash equivalents, and marketable securities, as of May 12, 2020, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2022, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes information regarding our cash flows for each of the periods presented:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(15,576)	$(18,308)
Investing activities	24,827	(23,502)
Financing activities	413	211
Net increase (decrease) in cash and cash equivalents and restricted cash	$9,664	$(41,599)

Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $15.6 million, primarily due changes in our operating assets and liabilities of $41.3 million, partially offset by net income of $22.6 million and non-cash charges of $3.0 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $38.6 million decrease in deferred revenue-related party, a $0.5 million decrease in accrued expenses and other current liabilities, a $2.7 million decrease in accounts payable, a $1.1 million increase in other liabilities, and an increase of $0.4 million in prepaid expenses and other current assets. The decrease in deferred revenue-related party was primarily due to the removal of all future costs in the cost-to-cost model as a result of Novartis’ decision not to purchase and exercise the single remaining Option under the Collaboration Agreement prior to it expiring in January 2020. The increase in other liabilities represents a commercial option fee which we incurred under the Adimab agreement in January 2020, but is not payable within twelve months of the balance sheet date.

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

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $24.8 million, primarily due to by $25.5 million of proceeds from sales or maturities of marketable securities partially offset by purchases of marketable securities of $0.7 million.

During the three months ended March 31, 2019, net cash used in investing activities was $23.5 million, primarily due to purchases of marketable securities of $70.3 million and $0.9 million of purchases of property and equipment, partially offset by $47.7 million of proceeds from sales or maturities of marketable securities.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $0.4 million, consisting of proceeds of $0.3 million received from issuance of our shares of common stock at-the-market under the Sales Agreement and proceeds of $0.1 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan.

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

During the three months ended March 31, 2020, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since our Annual Report on Form 10-K filed with the SEC on March 10, 2020, except for our adoption of the new leasing standard which is discussed above.

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

Our cash, cash equivalents and marketable securities as of March 31, 2020 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2017, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 2242512 to Stanford University, or the Stanford Patent. We were one of seven parties opposing the grant of the Stanford Patent, which relates generally to CD47 antibodies for use in treating cancer. Stanford filed a response to the seven oppositions and oral arguments were held in August 2018. The Opposition Division of the EPO maintained an amended version of the patent. As of May 12, 2020, we and three additional opponents, and Stanford, had submitted notices of appeal to the Opposition Division’s interlocutory decision to the Technical Board of Appeal of the EPO. Accordingly, final resolution of the oppositions may be several years in the future.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on March 10, 2020, as they could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our 2019 Annual Report on Form 10-K filed with the SEC on March 10, 2020. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our 2019 Annual Report on Form 10-K.

Our business may be adversely affected by the ongoing coronavirus pandemic.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely.  For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. As of late April 2020, the coronavirus had spread to most regions of the world.

As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

We believe that the coronavirus pandemic could have an impact on various aspects of our clinical trials. For example, with respect to our immuno-oncology clinical trials, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the U.S. Food and Drug Administration, or FDA, or other reasons related to the coronavirus pandemic. If the coronavirus pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•

We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, shipping of investigation drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third-party in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and  conduct our research and development operations.

•

We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for other of our development programs.

•

Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

•

The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

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

Surface Oncology, Inc.

Date: May 12, 2020	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Jessica Fees
Jessica Fees
Treasurer and Senior Vice President, Finance
(Principal Financial and Accounting Officer)