Form 10-Q
period 2020-06-30
Surface Oncology, Inc.
filed 2020-08-11
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

As of August 6, 2020, the registrant had 39,906,066 shares of common stock $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:
•the timing, progress and results of preclinical studies and clinical trials for our current product candidates and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug application and Biological Licensing Application filings for, and final U.S. Food and Drug Administration approval of, our current product candidates and any other future product candidates;
•the timing, scope or likelihood of foreign regulatory filings and approvals;
•our ability to use our understanding of the tumor microenvironment to identify product candidates and to match immunotherapies to select patient subsets;
•our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
•our ability to develop combination therapies, whether on our own or in collaboration with third parties;
•the impact of COVID-19 on our business operations and that of our third-party manufacturers and suppliers;
•our manufacturing, commercialization and marketing capabilities and strategy;
•the pricing and reimbursement of our current product candidates and other product candidates we may develop, if approved;
•the rate and degree of market acceptance and clinical utility of our current product candidates and other product candidates we may develop;
•the potential benefits of and our ability to maintain our collaboration with Novartis, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•our competitive position, and developments and projections relating to our competitors and our industry;
•our expectations related to the use of our existing cash, cash equivalents and marketable securities;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•the impact of laws and regulations.
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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$93,125	$46,755
Marketable securities	19,414	58,406
Prepaid expenses and other current assets	5,041	2,765
Total current assets	117,580	107,926
Property and equipment, net	6,456	7,286
Operating lease right-of-use asset	28,831	14,858
Restricted cash	1,595	1,595
Other assets	64	28
Total assets	$154,526	$131,693
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$530	$3,384
Accrued expenses and other current liabilities	5,250	8,012
Deferred revenue - related party	—	4,916
Operating lease liability	4,797	2,962
Total current liabilities	10,577	19,274
Deferred revenue - related party, non-current	—	33,676
Operating lease liability, non-current	29,692	16,968
Convertible note payable, non-current	15,486	5,109
Other liabilities	1,100	—
Total liabilities	56,855	75,027
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 39,257,213 and 27,893,337 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	211,445	178,155
Accumulated other comprehensive income	54	103
Accumulated deficit	(113,832)	(121,595)
Total stockholders’ equity	97,671	56,666
Total liabilities and stockholders’ equity	$154,526	$131,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Collaboration revenue - related party	$—	$143	$38,592	$14,577
Operating expenses:
Research and development	9,548	13,236	20,836	27,545
General and administrative	4,995	5,417	9,782	10,510
Total operating expenses	14,543	18,653	30,618	38,055
Income (loss) from operations	(14,543)	(18,510)	7,974	(23,478)
Interest and other income, net	(264)	752	(211)	1,521
Net income (loss)	(14,807)	(17,758)	7,763	(21,957)
Net income (loss) per share attributable to common stockholders— basic	$(0.44)	$(0.64)	$0.25	$(0.79)
Weighted average common shares outstanding— basic	33,418,412	27,845,136	30,697,779	27,835,471
Net income (loss) per share attributable to common stockholders— diluted	$(0.44)	$(0.64)	$0.24	$(0.79)
Weighted average common shares outstanding— diluted	33,418,412	27,845,136	33,763,452	27,835,471
Comprehensive income (loss):
Net income (loss)	$(14,807)	$(17,758)	$7,763	$(21,957)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	(116)	169	(49)	293
Comprehensive income (loss)	$(14,923)	$(17,589)	$7,714	$(21,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	27,893,337	$3	$178,155	$103	$(121,595)	$56,666
Issuance of common stock upon exercise of stock options	27,832	—	10	—	—	10
Issuance of common stock under stock purchase plan	49,025	—	83	—	—	83
Issuance of common stock upon public offering, net of issuance costs	91,003	—	320	—	—	320
Stock-based compensation expense	—	—	1,850	—	—	1,850
Unrealized gain on marketable securities	—	—	—	67	—	67
Net income	—	—	—	—	22,570	22,570
Balances at March 31, 2020	28,061,197	3	180,418	170	(99,025)	81,566
Issuance of common stock upon exercise of stock options	68,426	—	262	—	—	262
Issuance of common stock upon public offering, net of issuance costs	11,127,590	1	28,765	—	—	28,766
Stock-based compensation expense	—	—	2,000	—	—	2,000
Unrealized loss on marketable securities	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(14,807)	(14,807)
Balances at June 30, 2020	39,257,213	$4	$211,445	$54	$(113,832)	$97,671

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	27,772,600	$3	$169,784	$(119)	$(66,806)	$102,862
Issuance of common stock upon exercise of stock options	58,082	—	211	—	—	211
Stock-based compensation expense	—	—	1,395	—	—	1,395
Unrealized gain on marketable securities	—	—	—	124	—	124
Net loss	—	—	—	—	(4,199)	(4,199)
Balances at March 31, 2019	27,830,682	3	171,390	5	(71,005)	100,393
Issuance of common stock upon exercise of stock options	21,069	—	33	—	—	33
Stock-based compensation expense	—	—	1,485	—	—	1,485
Unrealized gain on marketable securities	—	—	—	169	—	169
Net loss	—	—	—	—	(17,758)	(17,758)
Balances at June 30, 2019	27,851,751	$3	$172,908	$174	$(88,763)	$84,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,763	$(21,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	852	871
Stock-based compensation expense	3,850	2,880
Non-cash interest expense related to note payable	377	—
Net amortization of premiums and discounts on marketable securities	(57)	(464)
Loss on disposal of property and equipment	1	—
Non-cash operating lease cost	1,066	578
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,276)	2,526
Other assets	(36)	29
Accounts payable	(2,854)	(897)
Accrued expenses and other current liabilities	(2,762)	(847)
Operating lease liability	(480)	(551)
Other liabilities	1,100	—
Deferred revenue - related party	(38,592)	(14,577)
Net cash used in operating activities	(32,048)	(32,409)
Cash flows from investing activities:
Purchases of property and equipment	(23)	(1,137)
Purchases of marketable investments	(650)	(93,459)
Proceeds from sales or maturities of marketable securities	39,650	81,600
Net cash provided by (used in) investing activities	38,977	(12,996)
Cash flows from financing activities:
Proceeds from issuance of convertible note payable	10,000	—
Proceeds from issuance of common stock upon public offering, net	29,086	—
Proceeds from employee stock purchases	83	—
Proceeds from exercise of stock options	272	244
Net cash provided by financing activities	39,441	244
Net increase (decrease) in cash and cash equivalents and restricted cash	46,370	(45,161)
Cash and cash equivalents and restricted cash at beginning of period	48,350	84,110
Cash and cash equivalents and restricted cash at end of period	$94,720	$38,949
Supplemental disclosure of cash flow information:
Cash paid for interest	$346	$—
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$15,003	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$215

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
On May 1, 2019, the Company entered into a Capital on Demand™ Sales Agreement (the “2019 Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to issue and sell shares of the Company’s common stock of up to $30,000 in gross proceeds, from time to time during the term of the 2019 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading acted as the Company’s agent and/or principal (the “2019 ATM Facility”). The 2019 ATM Facility provided that JonesTrading was entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2019 ATM Facility. The Company had no obligation to sell any shares under the 2019 ATM Facility and could, at any time, suspend solicitation and offers under the 2019 Sales Agreement. In the three and six months ended June 30, 2020, the Company sold 11,127,590 and 11,218,593 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $28,766 and $29,086, respectively. Through June 30, 2020, the Company sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of $29,110. As of June 30, 2020, the Company has fully utilized and closed the 2019 ATM Facility.
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company has no obligation to sell any shares under the 2020 ATM Facility and may, at any time, suspend solicitation and offers under the 2020 Sales Agreement. Through June 30, 2020, the Company has not sold any shares of common stock at-the-market under the 2020 Sales Agreement.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, proceeds from a collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), issuance of a debt facility with K2 Health Ventures LLC and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2020, the Company had an accumulated deficit of $113,832.
The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of August 11, 2020, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities of $112,539, will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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
The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict their scope or the severity of the outbreak, these developments and measures could materially and adversely affect the Company's business, the Company's results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and have taken steps to minimize its impact on the Company's business. Although COVID-19 has not yet had a material adverse impact on our operations and our clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company's business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Furthermore, for the safety of its employees, the Company has reduced the presence of its scientists in the Company's labs and is relying on third parties to conduct many of the experiments and studies for its research programs.  Certain of the Company's third-party service providers have also experienced shutdowns or other business disruptions.  As a result, the Company's ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company's business, results of operations and financial condition.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including clinical trials, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat its impact and the economic impact. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from the Company’s estimates.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are also unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year period.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard provides for changes to the disclosure requirements for recurring and nonrecurring fair value measurements under Topic 820. Provisions of ASU 2018-13 including changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company’s disclosures.
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
3. Marketable Securities
As of June 30, 2020, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$16,347	$40	$—	$16,387
U.S. Government agency bonds	3,013	14	—	3,027
	$19,360	$54	$—	$19,414
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	June 30, 2020
	Amortized Cost	Fair Value
Maturing in one year or less	$19,360	$19,414
	$19,360	$19,414
As of December 31, 2019, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$42,795	$73	$—	$42,868
U.S. Government agency bonds	15,508	31	(1)	$15,538
	$58,303	$104	$(1)	$58,406
The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Maturing in one year or less	$58,303	$58,406
	$58,303	$58,406
The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of June 30, 2020 and December 31, 2019.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$65,719	$—	$—	$65,719
Marketable securities:
U.S. Treasury notes	—	16,387	—	16,387
U.S. Government agency bonds	—	3,027	—	3,027
	$65,719	$19,414	$—	$85,133

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,490	$—	$—	$30,490
U.S. Government agency bonds	—	2,500	—	2,500
Marketable securities:
U.S. Treasury notes	—	42,868	—	$42,868
U.S. Government agency bonds	—	15,538	—	15,538
	$30,490	$60,906	$—	$91,396

As of June 30, 2020 and December 31, 2019, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the six months ended June 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
5. Collaboration Agreements
Collaboration Agreement with Novartis
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
During the three and six months ended June 30, 2020 and 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement.
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
Financial Terms
Upon entering into the Collaboration Agreement in January 2016, Novartis made an upfront payment to the Company of $70,000. The Company is also eligible to receive payments upon the achievement of specified development and sales milestones as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages, upon successful commercialization of NZV930 (formerly SRF373). Under the Collaboration Agreement, the Company is currently entitled to potential milestones of $525,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Termination
Unless terminated earlier, the Collaboration Agreement will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing, or commercializing NZV930. Novartis may terminate the Collaboration Agreement for any reason upon prior notice to the Company within a specified time period. Either party may terminate the Collaboration Agreement, in full, if an undisputed material breach is not cured within a certain period of time, or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience, or the Company terminates for Novartis’ material breach, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize NZV930.
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
In January 2020, Novartis did not purchase and exercise its single remaining Option under the Collaboration Agreement and, as a result, the option purchase period expired. Future costs associated with this target were removed from the estimated total costs in the cost-to-cost model. This resulted in the Company recognizing the remaining deferred revenue of $38,592 to collaboration revenue - related party in January 2020.
For the three and six months ended June 30, 2020 and 2019, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Collaboration revenue - related party	$—	$143	$38,592	$14,577

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2020:

	December 31, 2019	Additions	Deductions	June 30, 2020
Contract liabilities (1)
Total deferred revenue - related party	$38,592	$—	$(38,592)	$—

(1)Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.
During the six months ended June 30, 2020, the Company recognized $38,592 of revenue related to the amounts included in contract liability balance at the beginning of the period. During the three months ended June 30, 2020, the Company did not recognize any revenue included in the contract liability balance at the beginning of the period. As there are no Options remaining eligible for purchase and exercise, the Company’s performance obligations under the Collaboration Agreement have ended.
6. Stockholders’ Equity
Common Stock
As of June 30, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of 0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through June 30, 2020.
As of June 30, 2020 and December 31, 2019, the Company had reserved 22,896,773 and 17,351,095 shares, respectively, of common stock for the exercise of outstanding stock options, common stock for the vesting of restricted stock units, shares to be issued under the 2019 ATM Facility, shares to be issued under the 2020 ATM Facility and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan and 2018 Employee Stock Purchase Plan.
 In May 2019, the Company entered into the 2019 Sales Agreement with JonesTrading to issue and sell up to $30,000 in shares of the Company’s common stock from time to time. In the three and six months ended June 30, 2020, the Company sold 11,127,590 and 11,218,593 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $28,766 and $29,086, respectively. Through June 30, 2020, the Company has sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29,110. As of June 30, 2020, the Company has fully utilized and closed the 2019 ATM Facility.
In May 2020, the Company entered into the 2020 Sales Agreement with JonesTrading to issue and sell up to $50,000 in shares of the Company's common stock, from time to time. Through June 30, 2020, the Company has not sold any shares of common stock at-the-market under the 2020 Sales Agreement.

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
As of June 30, 2020, 603,143 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.
Stock Options
The following table summarizes the Company’s stock option activity since January 1, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	5,418,113	$6.11	7.69	$690
Granted	1,254,000	3.23
Exercised	(96,258)	2.82
Forfeited	(389,991)	6.61
Outstanding as of June 30, 2020	6,185,864	$5.54	7.74	$13,419
Options exercisable at June 30, 2020	3,403,399	$5.63	6.99	$7,397
Vested and expected to vest at June 30, 2020	6,185,864	$5.54	7.74	$13,419

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2020 and year ended December 31, 2019 was $2.04 and $2.71, respectively.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
As of June 30, 2020 and December 31, 2019, there were outstanding stock options held by non-employees for the purchase of 267,372 and 272,343 shares of common stock, respectively, with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of June 30, 2020, a total of 764,452 shares of common stock were reserved for issuance under this plan.
For the six months ended June 30, 2020, the Company issued 49,025 shares of common stock under the ESPP. For the three months ended June 30, 2020 and three and six months ended June 30, 2019, the Company did not issue any shares of common stock under the ESPP.
Restricted Stock Units
The Company has granted restricted stock units ("RSUs") with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. In February 2020, the Company granted 1,060,900 RSUs that vest in full after eighteen-months as long as the individual remains an employee of the Company at such time.
The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2019	—	$—
Granted	1,060,900	3.18
Vested	—	—
Forfeited	(3,300)	3.18
Unvested restricted stock units as of June 30, 2020	1,057,600	$3.18
The expense related to RSUs granted to employees was $560 and $990 for the three and six months ended June 30, 2020, respectively.
At June 30, 2020, there was $2,373 of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.06 years.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development expenses	$743	$607	$1,425	$1,172
General and administrative expenses	1,257	878	2,425	1,708
	$2,000	$1,485	$3,850	$2,880

As of June 30, 2020, the Company had an aggregate of $12,055 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.98 years.
8. Debt
On November 22, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (the “Lender”). The Lender has agreed to make available to the Company term loans in an aggregate principal amount of up to $25,000 under the Loan Agreement. The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $25,000 in three potential tranches: (i) a $7,500 term loan facility funded on November 22, 2019 (the “First Tranche Term Loan”), (ii) a $10,000 term loan facility funded on June 5, 2020 (the “Second Tranche Term Loan”), and (iii) a $7,500 term loan facility (the “Third Tranche Term Loan”). All three of these term loans have a maturity date of December 1, 2023.
Borrowings under all three loan facilities bear interest at a floating per annum rate equal to the greater of (i) 8.65% and (ii) the Prime Rate plus 3.90%. The Company is permitted to make interest-only payments on the First Tranche Term Loan for the first eighteen months following the funding date. The interest-only period can be extended by an additional six months, subject to the funding of the Second Tranche Term Loan; and by an additional six months, subject to the funding of the Third Tranche Term Loan. The term of the combined facility will be 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.
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
The Lender may, at its option, elect to convert any portion of no more than $4,000 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $1.56 per share. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. The Company did recognize a beneficial conversion feature of $2,101, which represents the difference between the commitment date stock price of $2.33 per share and the conversion price of $1.56 per share. The beneficial conversion feature was recorded as a discount on the term loan and is accreted to interest expense using the effective interest method over the term of the loan. The effective interest rate of the term loan is 16.49%.
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
In June 2020, the Company drew down the Second Tranche Term Loan and received an additional $10,000 in proceeds. The Company is permitted to make interest-only payments on the First Tranche Term Loan and the Second Tranche Term Loan until January 2022 in accordance with the terms of the Loan Agreement.
The Company recorded interest expense related to the loan facility of $427 and $767 for the three and six months ended June 30, 2020, respectively. The fair value of the loan at June 30, 2020 approximates its face amount due to the floating interest rate.
Future principal debt payments on the loan payable are as follows:

June 30, 2020
2020	$—
2021	—
2022	8,356
2023	9,144
Total principal payments	17,500
Final fee due at maturity in 2024	779
Total principal payments and final fee	18,279
Unamortized debt discount and final fee	2,793
Note payable	$15,486

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(14,807)	$(17,758)	$7,763	$(21,957)
Denominator:
Weighted average commons shares outstanding — basic	33,418,412	27,845,136	30,697,779	27,835,471
Net income (loss) per share attributable to common stockholders — basic	$(0.44)	$(0.64)	$0.25	$(0.79)

	Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common shareholders - basic	$(14,807)	$(17,758)	$7,763	$(21,957)
Interest expense on convertible note payable	—	—	351	—
Net income (loss) attributable to common shareholders - diluted	$(14,807)	$(17,758)	$8,114	$(21,957)
Denominator:
Weighted average commons shares outstanding — basic	33,418,412	27,845,136	30,697,779	27,835,471
Shares issuable upon conversion of convertible notes, as if converted	—	—	2,564,102	—
Dilutive effect of restricted stock units	—	—	107,284	—
Dilutive effect of common stock equivalents	—	—	394,287	—
Weighted average common shares outstanding - diluted	33,418,412	27,845,136	33,763,452	27,835,471
Net income (loss) per share attributable to common stockholders — diluted	$(0.44)	$(0.64)	$0.24	$(0.79)
Stock options for the purchase of 5,599,782 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the six months ended June 30, 2020 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.
10. Income Taxes
The Company did not provide for any income taxes for the three and six months ended June 30, 2020 or 2019.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2020 and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
As of June 30, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. During July 2020, the Company received notice of completion by the Internal Revenue Service ("IRS") for the period ended December 31, 2016. No adjustments were proposed. The Company's tax years are still open under statute from 2015 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.
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
In May 2016, the Company entered into an operating lease agreement for its corporate headquarters in Cambridge, Massachusetts, with a 10-year term that expires in February 2027 (“Initial Space”). Rental payments related to the lease commenced in April 2017. In connection with this lease, the Company was entitled to cash incentives from the landlord to be used for the construction of leasehold improvements within the facility. As of January 1, 2019, the Company was entitled to $4,803 of such incentives, which were recorded as a reduction to the right-of-use asset and included as a straight-line reduction to lease expense over the lease term.
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
The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019

Operating lease cost	R&D Expense	$511	$572	$1,051	$1,158
	G&A Expense	826	237	1,624	461
Variable lease costs (1)	R&D Expense	117	169	315	341
	G&A Expense	254	70	553	136
Total lease cost		$1,708	$1,048	$3,543	$2,096
Weighted-average remaining lease term (in months)				115.43	121.60
Weighted-average discount rate				10.5%	10.4%
(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $1,719 and $3,131 for the three and six months ended June 30, 2020, respectively.
As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2020	$1,705
2021	5,529
2022	5,385
2023	5,413
2024	5,533
Thereafter	31,521
Total future lease payments	55,086
Less: Interest	(20,597)
Present value of future lease payments (lease liability)	$34,489
Future minimum lease payments for the Company’s operating leases as of December 31, 2019 were as follows:

Year Ending December 31,
2020	$4,802
2021	5,529
2022	5,385
2023	5,413
2024	5,533
Thereafter	31,827
$58,489
 Sublease Agreement with EQRx, Inc.
In December 2019, the Company entered into a sublease agreement with EQRx, Inc. to sublease the entire Expansion Space. The term of the sublease agreement commenced in January 2020 and ends on the last day of the 36th calendar month following commencement, with no option to extend.The annual rent for the subleased premises is greater than the annual rent owed by the Company to the landlord for the leased premises. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. The Company concluded that the sublease is an operating lease. Consistent with the Company’s policy election for lessor operating leases, each lease component and its associated non-lease components is accounted for as a single lease component.
As of June 30, 2020, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2020	$1,264
2021	2,579
2022	2,635
2023	220
$6,698

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
13. Related Party Transactions
Novartis Institutes for BioMedical Research, Inc.
Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Collaboration Agreement and sold 2,000,000 shares of its Series A-1 Preferred Stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share, for proceeds of $11,500 in a private placement. During the three and six months ended June 30, 2020, the Company recognized $38,592 of collaboration revenue under the Collaboration Agreement. As of June 30, 2020 and 2019, no amounts were due from Novartis.
During the three and six months ended June 30, 2020 and 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement.
Research Agreement with Vaccinex, Inc.
On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the three and six months ended June 30, 2020, the Company made no payments relating to the agreement. During the three and six months ended June 30, 2019, the Company paid Vaccinex an aggregate of $94 and $177, respectively, relating to the agreement. The payments were recognized as research and development expense. There was no amount due by the Company to Vaccinex as of June 30, 2020 and 2019.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
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

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, SRF813, and SRF231, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the public and private sales of our securities, payments received under the Collaboration Agreement with Novartis and a debt financing. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $112.5 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net income was $7.8 million for the six months ended June 30, 2020. Our net loss was $14.8 million for the three months ended June 30, 2020 and $17.8 and $22.0 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $113.8 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
•pursue the clinical development of product candidates;
•leverage our programs to advance product candidates into preclinical and clinical development;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•hire additional clinical, quality control, and scientific personnel;
•expand our operational, financial, and management systems and increase personnel, including personnel to support our clinical development, manufacturing, and commercialization efforts, and our operations as a public company;
•maintain, expand and protect our intellectual property portfolio;
•establish a sales, marketing, medical affairs, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with a commercial partner; and
•acquire or in-license other product candidates and technologies.
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
We believe that our existing cash, cash equivalents and marketable securities, as of June 30, 2020 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2022, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
We are monitoring the global outbreak and spread of the novel strain of coronavirus, or COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. Although COVID-19 has not yet had a material adverse impact on our operations and our clinical and preclinical programs, the spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. We will continue to monitor the situation closely.

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
Through June 30, 2020, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Collaboration Agreement. We removed all costs associated with the remaining performance obligation for the single remaining Option from the cost-to-cost model in January 2020. This resulted in our recognizing the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. During the three and six months ended June 30, 2019 we recognized revenue of $0.1 million and $14.6 million, respectively, related to the Collaboration Agreement.
Operating Expenses
Research and Development Expenses
Research and development expenses are expensed as incurred and consist of costs incurred for our research activities, including our discovery efforts, and the development of our programs. These expenses include:
•salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
•expenses incurred in connection with the preclinical development of our programs and clinical trials of our product candidates, including under agreements with third parties, such as consultants, contractors, and contract research organizations, or CROs;

•the cost of manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors, and contract manufacturing organizations, or CMOs;
•laboratory supplies;
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies; and
•third-party license fees.
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
The following table summarizes our research and development expenses by program:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
SRF231	$203	$1,777	$105	$4,327
SRF388	2,160	1,794	2,918	3,879
SRF617	1,132	3,183	3,329	6,891
SRF813	955	183	2,659	348
SRF114	87	105	163	191
Other early-stage programs	518	406	547	567
Unallocated research and discovery expenses	4,493	5,788	11,115	11,342
Total research and development expenses	$9,548	$13,236	$20,836	$27,545

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase in the future as we anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 Phase 1 clinical trials as well as increased costs relating to the SRF813 program as we pursue IND enabling activities. In the six months ended June 30, 2020, we recognized $1.2 million in severance expense as a result of the strategic restructuring in January 2020.
At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of any of our product candidates that we develop from our programs. We are also unable to predict when, if ever, net cash inflows will commence from sales of product candidates we develop. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
•successful completion of clinical trials and preclinical studies;
•sufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;
•acceptance of INDs for our planned clinical trials or future clinical trials;
•successful enrollment and completion of clinical trials;
•successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•receipt of regulatory and marketing approvals from applicable regulatory authorities;
•receipt and maintenance of marketing approvals from applicable regulatory authorities;
•establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
•entry into collaborations to further the development of our product candidates;

•obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•successfully launching commercial sales of our product candidates, if and when approved;
•acceptance of our product candidates’ benefits and uses, if and when approved, by patients, the medical community and third-party payors;
•maintaining a continued acceptable safety profile of the product candidates following approval;
•effectively competing with other therapies; and
•obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors.
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
Results of Operations
Comparison of Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, along with the changes in those items:

	Three months ended June 30,
	2020	2019	2020 v 2019
		(in thousands)
Collaboration revenue - related party	$—	$143	$(143)
Operating expenses:
Research and development	9,548	13,236	(3,688)
General and administrative	4,995	5,417	(422)
Total operating expenses	14,543	18,653	(4,110)
Loss from operations	(14,543)	(18,510)	3,967
Interest and other income (expense), net	(264)	752	(1,016)
Net loss	$(14,807)	$(17,758)	$2,951

Collaboration Revenue
In January 2020, our performance obligations under the Collaboration Agreement ended and we removed all costs from the cost-to-cost model. Therefore, we did not record any collaboration revenue in the three months ended June 30, 2020. Collaboration revenue was $0.1 million for the three months ended June 30, 2019, all of which was derived from the Collaboration Agreement.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019, along with the changes in those items:

	Three months ended June 30,
	2020	2019	2020 v 2019
		(in thousands)
Direct research and development expenses by program:
SRF231	$203	$1,777	$(1,574)
SRF388	2,160	1,794	366
SRF617	1,132	3,183	(2,051)
SRF813	955	183	772
SRF114	87	105	(18)
Other early-stage programs	518	406	112
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,411	4,168	(757)
Facility related and other	1,082	1,620	(538)
Total research and development expenses	$9,548	$13,236	$(3,688)

Research and development expenses were $9.5 million for the three months ended June 30, 2020, compared to $13.2 million for the three months ended June 30, 2019. The decrease of $3.7 million was primarily due to decreases of $1.6 million in external costs for our SRF231 program, $2.1 million in external costs for our SRF617 program, and $1.3 million for research and discovery and unallocated costs which was partially offset by increases of $0.4 million in external costs for our SRF388 program, $0.8 million in external costs for our SRF813 program, and $0.1 million in our early-stage programs.
The decrease in research and development expenses for our SRF231 program was primarily due to the deprioritization of SRF231 program, which we announced in December 2018, and the conclusion of the Phase 1 clinical trial, which we anticipate will occur in 2020.
The decrease in research and development expenses for our SRF617 program was primarily due to a decrease in contract manufacturing work and other IND enabling activities which primarily occurred in 2019. This was partially offset by progression of the Phase 1 clinical trial in the second quarter of 2020.
The decrease in research and discovery and unallocated expenses was primarily due to the reduction in headcount as a result of the strategic restructuring announced in January 2020.
The increase in research and development expenses for our SRF388 program was primarily due to a the initial start-up costs and progression of the Phase 1 clinical trial in the second quarter of 2020, which was partially offset by a decrease in contract manufacturing work and other IND enabling activities which primarily occurred in 2019.
The increase in research and development expenses for our SRF813 program was primarily due to increased contract manufacturing work and other IND enabling activities incurred to advance the program in 2020.
General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended June 30, 2020, compared to $5.4 million for the three months ended June 30, 2019. The decrease of $0.4 million was primarily due to decreases in personnel related costs as well as a reduction legal fees.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(0.3) million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities.

Comparison of Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, along with the changes in those items:

	Six months ended June 30,
	2020	2019	2020 v 2019
		(in thousands)
Collaboration revenue - related party	$38,592	$14,577	$24,015
Operating expenses:
Research and development	20,836	27,545	(6,709)
General and administrative	9,782	10,510	(728)
Total operating expenses	30,618	38,055	(7,437)
Income (loss) from operations	7,974	(23,478)	31,452
Interest and other income, net	(211)	1,521	(1,732)
Net income (loss)	$7,763	$(21,957)	$29,720

Collaboration Revenue
Collaboration revenue was $38.6 million and $14.6 million for the six months ended June 30, 2020 and 2019, respectively, all of which was derived from the Collaboration Agreement. In January 2020 our performance obligations under the Collaboration Agreement ended and we removed all costs from the cost-to-cost model. This resulted in the recognition of the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019, along with the changes in those items:

	Six months ended June 30,
	2020	2019	2020 v 2019
		(in thousands)
Direct research and development expenses by program:
SRF231	$105	$4,327	$(4,222)
SRF388	2,918	3,879	(961)
SRF617	3,329	6,891	(3,562)
SRF813	2,659	348	2,310
SRF114	163	191	(28)
Other early-stage programs	547	567	(20)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	8,171	8,043	128
Facility related and other	2,944	3,299	(355)
Total research and development expenses	$20,836	$27,545	$(6,710)

Research and development expenses were $20.8 million for the six months ended June 30, 2020, compared to $27.5 million for the six months ended June 30, 2019. The decrease of $6.7 million was primarily due to decreases of $4.2 million in external costs for our SRF231 program, $1.0 million in external costs for our SRF388 program, $3.6 million in external costs for our SRF617 program, and $0.2 million for research and discovery and unallocated costs, which was partially offset by an increase of $2.3 million in external costs for our SRF813 program.
The decrease in research and development expenses for our SRF231 program was primarily due to the deprioritization of SRF231 program, which we announced in December 2018, and the conclusion of the Phase 1 clinical trial, which we anticipate will occur in 2020. Additionally, we received a refund of $0.7 million in the first quarter of 2020 relating to materials purchased in 2018.

The decrease in research and development expenses for our SRF617 program was primarily due to a decrease in contract manufacturing work and other IND enabling activities which primarily occurred in 2019. This was partially offset by the progression in the Phase 1 clinical trial throughout 2020.
The decrease in research and development expenses for our SRF388 program was primarily due to a decrease in contract manufacturing work and other IND enabling activities which primarily occurred in 2019. This was partially offset by the progression in the Phase 1 clinical trial throughout 2020.
The decrease in research and discovery and unallocated expenses was primarily due to the reduction in headcount as a result of the strategic restructuring announced in January 2020.
The increase in research and development expenses for our SRF813 program was primarily due to increased contract manufacturing work and other IND enabling activities incurred to advance the program in 2020.
General and Administrative Expenses
General and administrative expenses were $9.8 million for the six months ended June 30, 2020, compared to $10.5 million for the six months ended June 30, 2019. The decrease of $0.7 million was primarily due to decreases in personnel related costs as well as a reduction in legal fees.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(0.2) million and $1.5 million during the six months ended June 30, 2020 and 2019, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Collaboration Agreement and a debt financing. Through June 30, 2020, we had received gross proceeds of $48.6 million from our sales of preferred stock, $17.5 million from our loan and security agreement with K2 HealthVentures LLC and $150.0 million from the Collaboration Agreement.
On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share, for proceeds of $11.5 million, in a private placement.
In May 2019, we entered into a Capital on Demand™ Sales Agreement, or the 2019 Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $30.0 million in shares of our common stock, from time to time. Through June 30, 2020, we sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29.1 million. As of June 30, 2020, the Company has fully utilized and closed the 2019 ATM Facility.
In May 2020, we entered into a Capital on Demand™ Sales Agreement, or the 2020 Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $50.0 million in shares of our common stock, from time to time. Through June 30, 2020, we have not sold any shares of common stock at-the-market under the 2020 Sales Agreement.
As of June 30, 2020, we had cash, cash equivalents and marketable securities of $112.5 million.
Future Funding Requirements
We expect our expenses will increase in the future as we anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 Phase 1 clinical trials as well as increased costs relating to the SRF813 program as we pursue IND enabling activities. Additionally, we expect to continue to incur additional costs associated with operating as a public company.

We believe that our existing cash, cash equivalents, and marketable securities, as of August 11, 2020, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2022, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•completing clinical development of existing product candidates and programs, identifying new product candidates, and completing pre-clinical and clinical development of such product candidates;
•seeking and obtaining marketing approvals for any of product candidates that we develop;
•launching and commercializing product candidates for which we obtain marketing approval by establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•achieving adequate coverage and reimbursement by hospitals, government and third-party payors for product candidates that we develop;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for product candidates that we develop, if approved;
•obtaining market acceptance of product candidates that we develop as viable treatment options;
•addressing any competing technological and market developments;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•defending against third-party interference or infringement claims, if any; and
•attracting, hiring and retaining qualified personnel.
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

Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Six months ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(32,048)	$(32,409)
Investing activities	38,977	(12,996)
Financing activities	39,441	244
Net increase (decrease) in cash and cash equivalents and restricted cash	$46,370	$(45,161)
Operating Activities
During the six months ended June 30, 2020, net cash used in operating activities was $32.0 million, primarily due changes in our operating assets and liabilities of $45.9 million, partially offset by net income of $7.8 million and non-cash charges of $6.1 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of a $38.6 million decrease in deferred revenue-related party, a $2.9 million decrease in accrued expenses and other current liabilities, a $2.9 million decrease in accounts payable, a $1.1 million increase in other liabilities, and an increase of $2.3 million in prepaid expenses and other current assets. The decrease in deferred revenue-related party was primarily due to the removal of all future costs in the cost-to-cost model as a result of Novartis’ decision not to purchase and exercise the single remaining Option under the Collaboration Agreement prior to it expiring in January 2020. The increase in other liabilities represents a commercial option fee which we incurred under the Adimab agreement in January 2020, but is not payable within twelve months of the balance sheet date. The decrease in accounts payable and accrued expenses is a result of the strategic restructuring announced in January 2020.
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
Investing Activities
During the six months ended June 30, 2020, net cash provided by investing activities was $39.0 million, primarily due to by $39.7 million of proceeds from sales or maturities of marketable securities partially offset by purchases of marketable securities of $0.7 million.
During the six months ended June 30, 2019, net cash used in investing activities was $13.0 million, primarily due to purchases of marketable securities of $93.5 million and $1.1 million of purchases of property and equipment, partially offset by $81.6 million of proceeds from sales or maturities of marketable securities.
Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $39.4 million, consisting of proceeds of $29.1 million received from issuance of our shares of common stock at-the-market under the 2019 Sales Agreement, proceeds from the issuance of the second tranche of our convertible note payable of $10.0 million, and proceeds form the exercise of common stock of $0.3 million
During the six months ended June 30, 2019, net cash provided by financing activities was $0.2 million, consisting of proceeds received from the exercise of stock options.

Contractual Obligations
We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.
 During the six months ended June 30, 2020, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of June 30, 2020 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.   Legal Proceedings
In January 2017, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 2242512 to Stanford University, or the Stanford Patent. We were one of seven parties opposing the grant of the Stanford Patent, which relates generally to CD47 antibodies for use in treating cancer. Stanford filed a response to the seven oppositions and oral arguments were held in August 2018. The Opposition Division of the EPO maintained an amended version of the patent. As of August 11, 2020, we and three additional opponents, and Stanford, had submitted notices of appeal to the Opposition Division’s interlocutory decision to the Technical Board of Appeal of the EPO. Accordingly, final resolution of the oppositions may be several years in the future.
From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.
Item 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the additional risk factors disclosed in Item 1A ("Risk Factors") of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
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

Surface Oncology, Inc.
Date: August 11, 2020	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2020	By:	/s/ Jessica Fees
Jessica Fees
Treasurer and Senior Vice President, Finance
(Principal Financial and Accounting Officer)