Form 10-Q
period 2020-09-30
Surface Oncology, Inc.
filed 2020-11-10
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

As of November 5, 2020, the registrant had 40,676,849 shares of common stock $0.0001 par value per share, outstanding.

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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$99,466	$46,755
Marketable securities	3,007	58,406
Prepaid expenses and other current assets	5,123	2,765
Total current assets	107,596	107,926
Property and equipment, net	6,916	7,286
Operating lease right-of-use asset	28,354	14,858
Restricted cash	1,595	1,595
Other assets	209	28
Total assets	$144,670	$131,693
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$509	$3,384
Accrued expenses and other current liabilities	7,542	8,012
Deferred revenue - related party	—	4,916
Operating lease liability	5,498	2,962
Total current liabilities	13,549	19,274
Deferred revenue - related party, non-current	—	33,676
Operating lease liability, non-current	29,364	16,968
Convertible note payable, non-current	14,593	5,109
Other liabilities	1,100	—
Total liabilities	58,606	75,027
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 40,616,644 and 27,893,337 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	215,662	178,155
Accumulated other comprehensive income	4	103
Accumulated deficit	(129,606)	(121,595)
Total stockholders’ equity	86,064	56,666
Total liabilities and stockholders’ equity	$144,670	$131,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Collaboration revenue - related party	$—	$344	$38,592	$14,921
Operating expenses:
Research and development	9,454	12,916	30,290	40,461
General and administrative	4,904	4,984	14,686	15,494
Total operating expenses	14,358	17,900	44,976	55,955
Loss from operations	(14,358)	(17,556)	(6,384)	(41,034)
Interest and other income, net	(1,416)	678	(1,627)	2,199
Net loss	(15,774)	(16,878)	(8,011)	(38,835)
Net loss per share attributable to common stockholders— basic and diluted	$(0.39)	$(0.61)	$(0.24)	$(1.39)
Weighted average common shares outstanding— basic and diluted	40,004,555	27,862,544	33,822,682	27,844,591
Comprehensive loss:
Net loss	$(15,774)	$(16,878)	$(8,011)	$(38,835)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	(50)	(36)	(99)	257
Comprehensive loss	$(15,824)	$(16,914)	$(8,110)	$(38,578)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	27,893,337	$3	$178,155	$103	$(121,595)	$56,666
Issuance of common stock upon exercise of stock options	27,832	—	10	—	—	10
Issuance of common stock under stock purchase plan	49,025	—	83	—	—	83
Issuance of common stock upon public offering, net of issuance costs	91,003	—	320	—	—	320
Stock-based compensation expense	—	—	1,850	—	—	1,850
Unrealized gain on marketable securities	—	—	—	67	—	67
Net income	—	—	—	—	22,570	22,570
Balances at March 31, 2020	28,061,197	3	180,418	170	(99,025)	81,566
Issuance of common stock upon exercise of stock options	68,426	—	262	—	—	262
Issuance of common stock upon public offering, net of issuance costs	11,127,590	1	28,765	—	—	28,766
Stock-based compensation expense	—	—	2,000	—	—	2,000
Unrealized loss on marketable securities	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(14,807)	(14,807)
Balances at June 30, 2020	39,257,213	4	211,445	54	(113,832)	97,671
Issuance of common stock upon exercise of stock options	37,234	—	143	—	—	143
Issuance of common stock under stock purchase plan	40,147	—	111	—	—	111
Issuance of common stock upon conversion of convertible note payable	1,282,050	—	2,000	—	—	2,000
Stock-based compensation expense	—	—	1,963	—	—	1,963
Unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(15,774)	(15,774)
Balances at September 30, 2020	40,616,644	4	215,662	4	(129,606)	86,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	27,772,600	$3	$169,784	$(119)	$(66,806)	$102,862
Issuance of common stock upon exercise of stock options	58,082	—	211	—	—	211
Stock-based compensation expense	—	—	1,395	—	—	1,395
Unrealized gain on marketable securities	—	—	—	124	—	124
Net loss	—	—	—	—	(4,199)	(4,199)
Balances at March 31, 2019	27,830,682	3	171,390	5	(71,005)	100,393
Issuance of common stock upon exercise of stock options	21,069	—	33	—	—	33
Stock-based compensation expense	—	—	1,485	—	—	1,485
Unrealized gain on marketable securities	—	—	—	169	—	169
Net loss	—	—	—	—	(17,758)	(17,758)
Balances at June 30, 2019	27,851,751	$3	$172,908	$174	$(88,763)	$84,322
Issuance of common stock upon exercise of stock options	31,005	—	11	—	—	11
Stock-based compensation expense	—	—	1,566	—	—	1,566
Unrealized gain on marketable securities	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(16,878)	(16,878)
Balances at September 30, 2019	27,882,756	$3	$174,485	$138	$(105,641)	$68,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,011)	$(38,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,260	1,324
Stock-based compensation expense	5,813	4,446
Non-cash interest expense related to note payable	1,484	—
Net amortization of premiums and discounts on marketable securities	(50)	(666)
Loss on disposal of property and equipment	1	1
Non-cash operating lease cost	1,537	865
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,358)	3,262
Other assets	(181)	5
Accounts payable	(2,875)	(1,154)
Accrued expenses and other current liabilities	(1,339)	(301)
Operating lease liability	(101)	(828)
Other liabilities	1,100	—
Deferred revenue - related party	(38,592)	(14,921)
Net cash used in operating activities	(42,312)	(46,802)
Cash flows from investing activities:
Purchases of property and equipment	(22)	(1,407)
Purchases of marketable securities	(650)	(107,784)
Proceeds from sales or maturities of marketable securities	56,000	111,349
Net cash provided by investing activities	55,328	2,158
Cash flows from financing activities:
Proceeds from issuance of convertible note payable	10,000	—
Proceeds from issuance of common stock upon public offering, net	29,086	—
Proceeds from employee stock purchases	194	—
Proceeds from exercise of stock options	415	255
Net cash provided by financing activities	39,695	255
Net increase (decrease) in cash and cash equivalents and restricted cash	52,711	(44,389)
Cash and cash equivalents and restricted cash at beginning of period	48,350	84,110
Cash and cash equivalents and restricted cash at end of period	$101,061	$39,721
Supplemental disclosure of cash flow information:
Cash paid for interest	$753	$—
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$15,003	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$869	$12
Conversion of note payable into shares of common stock	$2,000	$—

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
On May 1, 2019, the Company entered into a Capital on Demand™ Sales Agreement (the “2019 Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to issue and sell shares of the Company’s common stock of up to $30,000 in gross proceeds, from time to time during the term of the 2019 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading acted as the Company’s agent and/or principal (the “2019 ATM Facility”). The 2019 ATM Facility provided that JonesTrading was entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2019 ATM Facility. The Company had no obligation to sell any shares under the 2019 ATM Facility and could, at any time, suspend solicitation and offers under the 2019 Sales Agreement. In the nine months ended September 30, 2020, the Company sold 11,218,593 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $29,086. Through September 30, 2020, the Company sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of $29,110. As of June 30, 2020, the Company has fully utilized and closed the 2019 ATM Facility.
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company has no obligation to sell any shares under the 2020 ATM Facility and may, at any time, suspend solicitation and offers under the 2020 Sales Agreement. Through September 30, 2020, the Company has not sold any shares of common stock at-the-market under the 2020 Sales Agreement.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, proceeds from a collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), issuance of a debt facility with K2 Health Ventures LLC and proceeds from the Company’s initial public offering of common stock. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2020, the Company had an accumulated deficit of $129,606.
The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of November 10, 2020, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities of $102,473, will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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
The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict their scope or the severity of the outbreak, these developments and measures could materially and adversely affect the Company's business, the Company's results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and has taken steps to minimize its impact on the Company's business. Although COVID-19 has not yet had a material adverse impact on our operations and our clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company's business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Furthermore, for the safety of its employees, the Company has reduced the presence of its employees in the Company's corporate office and is relying on third parties to conduct many of the experiments and studies for its research programs. Certain of the Company's third-party service providers have also experienced shutdowns or other business disruptions. As a result, the Company's ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company's business, results of operations and financial condition.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year period.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.
3. Marketable Securities
As of September 30, 2020, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Government agency bonds	3,003	4	—	3,007
	$3,003	$4	$—	$3,007
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	September 30, 2020
	Amortized Cost	Fair Value
Maturing in one year or less	$3,003	$3,007
	$3,003	$3,007
As of December 31, 2019, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$42,795	$73	$—	$42,868
U.S. Government agency bonds	15,508	31	(1)	$15,538
	$58,303	$104	$(1)	$58,406
The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Maturing in one year or less	$58,303	$58,406
	$58,303	$58,406
The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of September 30, 2020 and December 31, 2019.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$66,221	$—	$—	$66,221
Marketable securities:
U.S. Government agency bonds	—	3,007	—	3,007
	$66,221	$3,007	$—	$69,228

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,490	$—	$—	$30,490
U.S. Government agency bonds	—	2,500	—	2,500
Marketable securities:
U.S. Treasury notes	—	42,868	—	$42,868
U.S. Government agency bonds	—	15,538	—	15,538
	$30,490	$60,906	$—	$91,396

As of September 30, 2020 and December 31, 2019, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the nine months ended September 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.
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
During the three and nine months ended September 30, 2020 and 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement.

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
For the three and nine months ended September 30, 2020 and 2019, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Collaboration revenue - related party	$—	$344	$38,592	$14,921
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2020:

	December 31, 2019	Additions	Deductions	September 30, 2020
Contract liabilities (1)
Total deferred revenue - related party	$38,592	$—	$(38,592)	$—

(1)Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.
During the nine months ended September 30, 2020, the Company recognized $38,592 of revenue related to the amounts included in contract liability balance at the beginning of the period. During the three months ended September 30, 2020, the Company did not recognize any revenue included in the contract liability balance at the beginning of the period. As there are no Options remaining eligible for purchase and exercise, the Company’s performance obligations under the Collaboration Agreement have ended.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
6. Stockholders’ Equity
Common Stock
As of September 30, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of 0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through September 30, 2020.
As of September 30, 2020 and December 31, 2019, the Company had reserved 22,819,394 and 17,351,095 shares, respectively, of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, shares to be issued under the 2020 ATM Facility, shares to be issued upon the conversion of the Loan Agreement (as defined below), and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan and 2018 Employee Stock Purchase Plan.
 In May 2019, the Company entered into the 2019 Sales Agreement with JonesTrading to issue and sell up to $30,000 in shares of the Company’s common stock from time to time. In the nine months ended September 30, 2020, the Company sold 11,218,593 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $29,086. Through September 30, 2020, the Company has sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29,110. As of June 30, 2020, the Company has fully utilized and closed the 2019 ATM Facility.
In May 2020, the Company entered into the 2020 Sales Agreement with JonesTrading to issue and sell up to $50,000 in shares of the Company's common stock, from time to time. Through September 30, 2020, the Company has not sold any shares of common stock at-the-market under the 2020 Sales Agreement.
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
As of September 30, 2020, 642,834 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.
Stock Options
The following table summarizes the Company’s stock option activity since January 1, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	5,418,113	$6.11	7.69	$690
Granted	1,284,100	3.31
Exercised	(133,492)	3.11
Forfeited	(454,082)	6.83
Outstanding as of September 30, 2020	6,114,639	$5.53	7.50	$14,763
Options exercisable at September 30, 2020	3,672,347	$5.64	6.86	$8,787
Vested and expected to vest at September 30, 2020	6,114,639	$5.53	7.50	$14,763

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2020 and year ended December 31, 2019 was $2.09 and $2.71, respectively.
As of September 30, 2020 and December 31, 2019, there were outstanding stock options held by non-employees for the purchase of 267,372 and 272,343 shares of common stock, respectively, with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of September 30, 2020, a total of 724,305 shares of common stock were reserved for issuance under this plan.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
For the three and nine months ended September 30, 2020, the Company issued 40,147 and 89,172 shares of common stock under the ESPP, respectively. For the three and nine months ended September 30, 2019, the Company did not issue any shares of common stock under the ESPP.
Restricted Stock Units
The Company has granted restricted stock units ("RSUs") with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. In February 2020, the Company granted 1,060,900 RSUs that vest in full after eighteen-months as long as the individual remains an employee of the Company at such time. In the three months ended September 30, 2020, the Company granted 10,500 RSUs with the same vesting terms as the February grant.
The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2019	—	$—
Granted	1,071,400	3.22
Vested	—	—
Forfeited	(19,500)	3.18
Unvested restricted stock units as of September 30, 2020	1,051,900	$3.22
The expense related to RSUs granted to employees was $552 and $1,541 for the three and nine months ended September 30, 2020, respectively.
At September 30, 2020, there was $1,843 of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 0.81 years.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development expenses	$709	$596	$2,134	$1,767
General and administrative expenses	1,254	970	3,679	2,679
	$1,963	$1,566	$5,813	$4,446

As of September 30, 2020, the Company had an aggregate of $10,121 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.78 years.

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
The Lender may, at its option, elect to convert any portion of no more than $4,000 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $1.56 per share. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. The Company did recognize a beneficial conversion feature of $2,101, which represents the difference between the commitment date stock price of $2.33 per share and the conversion price of $1.56 per share. The beneficial conversion feature was recorded as a discount on the term loan and is accreted to interest expense using the effective interest method over the term of the loan. The effective interest rate of the term loan is 14.34%.
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
In August 2020, the Lender elected to convert $2,000 of the outstanding term loan amount into 1,282,050 shares of the Company's common stock, in accordance with the Loan Agreement. As of September 30, 2020, the outstanding principal balance was $15,500.
The Company recorded interest expense related to the loan facility of $1,469 and $2,237 for the three and nine months ended September 30, 2020, respectively. The fair value of the loan at September 30, 2020 approximates its face amount due to the floating interest rate.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Future principal debt payments on the loan payable are as follows:

September 30, 2020
2020	$—
2021	—
2022	7,401
2023	8,099
Total principal payments	15,500
Final fee due at maturity in 2024	779
Total principal payments and final fee	16,279
Unamortized debt discount and final fee	1,686
Note payable	$14,593
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(15,774)	$(16,878)	$(8,011)	$(38,835)
Denominator:
Weighted average common shares outstanding — basic and diluted	40,004,555	27,862,544	33,822,682	27,844,591
Net loss per share attributable to common stockholders — basic and diluted	$(0.39)	$(0.61)	$(0.24)	$(1.39)
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

	September 30,
	2020	2019
Stock options to purchase common stock	6,114,639	5,512,379
Shares to be issued under the 2018 ESPP	724,305	78,714
RSUs issued and expecting to vest	1,051,900	—
Shares available from conversion of note payable	1,282,050	—
	9,172,894	5,591,093

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
10. Income Taxes
The Company did not provide for any income taxes for the three and nine months ended September 30, 2020 or 2019.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2020 and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.
As of September 30, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. During July 2020, the Company received notice of completion by the Internal Revenue Service ("IRS") for the period ended December 31, 2016. No adjustments were proposed. The Company's tax years are still open under statute from 2015 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Operating lease cost	R&D Expense	$508	$575	$1,559	$1,733
	G&A Expense	829	234	2,454	695
Variable lease costs (1)	R&D Expense	160	191	519	532
	G&A Expense	278	78	853	214
Total lease cost		$1,775	$1,078	$5,385	$3,174
Weighted-average remaining lease term (in months)				112.64	120.00
Weighted-average discount rate				10.5%	10.5%
(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.
Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $1,756 and $4,924 for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2020	$1,356
2021	5,529
2022	5,385
2023	5,413
2024	5,533
Thereafter	31,521
Total future lease payments	54,737
Less: Interest	(19,875)
Present value of future lease payments (lease liability)	$34,862
Future minimum lease payments for the Company’s operating leases as of December 31, 2019 were as follows:

Year Ending December 31,
2020	$4,802
2021	5,529
2022	5,385
2023	5,413
2024	5,533
Thereafter	31,827
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
As of September 30, 2020, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2020	$632
2021	2,579
2022	2,635
2023	220
$6,066
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
13. Related Party Transactions
Novartis Institutes for BioMedical Research, Inc.
Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Collaboration Agreement and sold 2,000,000 shares of its Series A-1 Preferred Stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share, for proceeds of $11,500 in a private placement. During the nine months ended September 30, 2020, the Company recognized $38,592 of collaboration revenue under the Collaboration Agreement. As of September 30, 2020 and 2019, no amounts were due from Novartis.
During the three and nine months ended September 30, 2020 and 2019, the Company made no cash payments to Novartis related to the Collaboration Agreement.
Research Agreement with Vaccinex, Inc.
On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the three and nine months ended September 30, 2020, the Company made no payments relating to the agreement. During the three and nine months ended September 30, 2019, the Company paid Vaccinex an aggregate of $425 and $602, respectively, relating to the agreement. The payments were recognized as research and development expense. The amount due by the Company to Vaccinex as of September 30, 2020 was $50. There was no amount due by the Company to Vaccinex as of September 30, 2019.

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
SRF813 is an antibody targeting CD112R, an inhibitory protein expressed on natural killer, or NK, and T cells. SRF813 binds a distinct epitope on CD112R and blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. SRF813 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. In October 2019, we formally declared SRF813 as a development candidate resulting in the initiation of IND-enabling activities. We expect to file an investigational new drug application, or IND, for SRF813 in 2021.
SRF114 is an antibody targeting the chemokine receptor CCR8. CCR8 is expressed on regulatory T cells (Treg) in the TME. SRF114 is a highly-specific antibody that is designed to deplete these immuno-suppressive cells.
SRF231 is an antibody targeting CD47, a protein expressed on many cells that is often overexpressed on tumor cells. By targeting CD47, we believe we can promote macrophage activation to attack such tumors. We initiated a Phase 1 clinical trial of SRF231 in February 2018. In December 2018, we announced the deprioritization of SRF231 as a result of toxicities seen during the dose escalation portion of the ongoing Phase 1 trial and the evolving competitive landscape. We expect to conclude the Phase 1 trial in the first half of 2021, and do not plan to further develop SRF231.
We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnections between these TME pathways.

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, SRF813, and SRF231, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the public and private sales of our securities, payments received under the Collaboration Agreement with Novartis and a debt financing. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $102.5 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $15.8 million and $8.0 million for the three and nine months ended September 30, 2020 and $16.9 million and $38.8 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $129.6 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of September 30, 2020 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2022, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Through September 30, 2020, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Collaboration Agreement. We removed all costs associated with the remaining performance obligation for the single remaining Option from the cost-to-cost model in January 2020. This resulted in our recognizing the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. During the three and nine months ended September 30, 2019 we recognized revenue of $0.3 million and $14.9 million, respectively, related to the Collaboration Agreement.
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
The following table summarizes our research and development expenses by program:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
SRF231	$120	$792	$225	$5,119
SRF388	1,225	2,222	4,142	6,101
SRF617	1,427	3,790	4,756	10,681
SRF813	1,724	481	4,383	829
SRF114	61	—	223	—
Other early-stage programs	—	195	547	953
Unallocated research and discovery expenses	4,897	5,436	16,014	16,778
Total research and development expenses	$9,454	$12,916	$30,290	$40,461

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase in the future as we anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 Phase 1 clinical trials as well as increased costs relating to the SRF813 program as we pursue IND enabling activities. In the nine months ended September 30, 2020, we recognized $1.2 million in severance expense as a result of the strategic restructuring in January 2020.
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
Results of Operations
Comparison of Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, along with the changes in those items:

	Three months ended September 30,
	2020	2019	2020 v 2019
		(in thousands)
Collaboration revenue - related party	$—	$344	$(344)
Operating expenses:
Research and development	9,454	12,916	(3,462)
General and administrative	4,904	4,984	(80)
Total operating expenses	14,358	17,900	(3,542)
Loss from operations	(14,358)	(17,556)	3,198
Interest and other income (expense), net	(1,416)	678	(2,094)
Net loss	$(15,774)	$(16,878)	$1,104

Collaboration Revenue
In January 2020, our performance obligations under the Collaboration Agreement ended and we removed all costs from the cost-to-cost model. Therefore, we did not record any collaboration revenue in the three months ended September 30, 2020. Collaboration revenue was $0.3 million for the three months ended September 30, 2019, all of which was derived from the Collaboration Agreement.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019, along with the changes in those items:

	Three months ended September 30,
	2020	2019	2020 v 2019
		(in thousands)
Direct research and development expenses by program:
SRF231	$120	$792	$(672)
SRF388	1,225	2,222	(997)
SRF617	1,427	3,790	(2,363)
SRF813	1,724	481	1,243
SRF114	61	—	61
Other early-stage programs	—	195	(195)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,337	3,887	(550)
Facility related and other	1,560	1,549	11
Total research and development expenses	$9,454	$12,916	$(3,462)

Research and development expenses were $9.5 million for the three months ended September 30, 2020, compared to $12.9 million for the three months ended September 30, 2019. The decrease of $3.5 million was primarily due to decreases of $0.7 million in external costs for our SRF231 program, $1.0 million in external costs for our SRF388 program, $2.4 million in external costs for our SRF617 program, $0.2 million in our early-stage programs, and $0.5 million for research and discovery and unallocated costs which was partially offset by an increase of $1.2 million in external costs for our SRF813 program.
The decrease in research and development expenses for our SRF231 program was due to the deprioritization of SRF231 program, which we announced in December 2018, and the conclusion of the Phase 1 clinical trial, which we anticipate will occur in the first half of 2021.
The decrease in research and development expenses for our SRF617 program was primarily due to a decrease in contract manufacturing work and other IND enabling activities which primarily occurred in 2019. This was partially offset by progression of the Phase 1 clinical trial in the third quarter of 2020.
The decrease in research and development expenses for our SRF388 program was primarily due to a decrease in contract manufacturing work and other IND enabling activities which primarily occurred in 2019. This was partially offset by progression of the Phase 1 clinical trial in the third quarter of 2020.
The decrease in research and discovery and unallocated expenses was primarily due to the reduction in headcount as a result of the strategic restructuring announced in January 2020.
The increase in research and development expenses for our SRF813 program was primarily due to increased contract manufacturing work and other IND enabling activities incurred to advance the program in 2020.
General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended September 30, 2020, compared to $5.0 million for the three months ended September 30, 2019. The decrease of $0.1 million was primarily due to decreases in personnel and facility related costs.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(1.4) million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities and interest expense related to our term loan with K2HV.

Comparison of Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, along with the changes in those items:

	Nine months ended September 30,
	2020	2019	2020 v 2019
		(in thousands)
Collaboration revenue - related party	$38,592	$14,921	$23,671
Operating expenses:
Research and development	30,290	40,461	(10,171)
General and administrative	14,686	15,494	(808)
Total operating expenses	44,976	55,955	(10,979)
Income (loss) from operations	(6,384)	(41,034)	34,650
Interest and other income, net	(1,627)	2,199	(3,826)
Net income (loss)	$(8,011)	$(38,835)	$30,824

Collaboration Revenue
Collaboration revenue was $38.6 million and $14.9 million for the nine months ended September 30, 2020 and 2019, respectively, all of which was derived from the Collaboration Agreement. In January 2020 our performance obligations under the Collaboration Agreement ended and we removed all costs from the cost-to-cost model. This resulted in the recognition of the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019, along with the changes in those items:

	Nine months ended September 30,
	2020	2019	2020 v 2019
		(in thousands)
Direct research and development expenses by program:
SRF231	$225	$5,119	$(4,894)
SRF388	4,142	6,101	(1,959)
SRF617	4,756	10,681	(5,925)
SRF813	4,383	829	3,554
SRF114	223	—	223
Other early-stage programs	547	953	(406)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	11,509	11,930	(421)
Facility related and other	4,505	4,848	(343)
Total research and development expenses	$30,290	$40,461	$(10,171)

Research and development expenses were $30.3 million for the nine months ended September 30, 2020, compared to $40.5 million for the nine months ended September 30, 2019. The decrease of $10.2 million was primarily due to decreases of $4.9 million in external costs for our SRF231 program, $2.0 million in external costs for our SRF388 program, $5.9 million in external costs for our SRF617 program, and $0.8 million for research and discovery and unallocated costs, which was partially offset by an increase of $3.6 million in external costs for our SRF813 program.
The decrease in research and development expenses for our SRF231 program was due to the deprioritization of SRF231 program, which we announced in December 2018, and the conclusion of the Phase 1 clinical trial, which we anticipate will occur in the first half of 2021. Additionally, we received a refund of $0.7 million in the first quarter of 2020 relating to materials purchased in 2018.

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
The decrease in research and discovery and unallocated expenses was primarily due to the reduction in headcount as well as decreased facility and lab costs a result of the strategic restructuring announced in January 2020.
The increase in research and development expenses for our SRF813 program was primarily due to increased contract manufacturing work and other IND enabling activities incurred to advance the program in 2020.
General and Administrative Expenses
General and administrative expenses were $14.7 million for the nine months ended September 30, 2020, compared to $15.5 million for the nine months ended September 30, 2019. The decrease of $0.8 million was primarily due to decreases in personnel and facility related costs.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(1.6) million and $2.2 million during the nine months ended September 30, 2020 and 2019, respectively, due primarily to interest income on invested balances of our cash, cash equivalents and marketable securities, and interest expense related to our term loan with K2HV.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Collaboration Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Collaboration Agreement and a debt financing. Through September 30, 2020, we had received gross proceeds of $48.6 million from our sales of preferred stock, $29.1 million from sales of our common stock under the 2019 Sales Agreement, $15.5 million from our loan and security agreement with K2 HealthVentures LLC and $150.0 million from the Collaboration Agreement.
On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share, for proceeds of $11.5 million, in a private placement.
In May 2019, we entered into a Capital on Demand™ Sales Agreement, or the 2019 Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $30.0 million in shares of our common stock, from time to time. Through September 30, 2020, we sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29.1 million. As of September 30, 2020, the Company has fully utilized and closed the 2019 ATM Facility.
In May 2020, we entered into a Capital on Demand™ Sales Agreement, or the 2020 Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $50.0 million in shares of our common stock, from time to time. Through September 30, 2020, we have not sold any shares of common stock at-the-market under the 2020 Sales Agreement.
As of September 30, 2020, we had cash, cash equivalents and marketable securities of $102.5 million.
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

We believe that our existing cash, cash equivalents, and marketable securities, as of November 10, 2020, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2022, excluding any future milestone payments from Novartis. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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

Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(42,312)	$(46,802)
Investing activities	55,328	2,158
Financing activities	39,695	255
Net increase (decrease) in cash and cash equivalents and restricted cash	$52,711	$(44,389)
Operating Activities
During the nine months ended September 30, 2020, net cash used in operating activities was $42.3 million, primarily due a net loss of $8.0 million and changes in our operating assets and liabilities of $44.3 million, partially offset by non-cash charges of $10.1 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $38.6 million decrease in deferred revenue-related party, a $1.3 million decrease in accrued expenses and other current liabilities, a $2.9 million decrease in accounts payable, a $1.1 million increase in other liabilities, and an increase of $2.4 million in prepaid expenses and other current assets. The decrease in deferred revenue-related party was due to the recognition of $38.6 million in revenue in 2020 due to the removal of all future costs in the cost-to-cost model as a result of Novartis’ decision not to purchase and exercise the single remaining Option under the Collaboration Agreement prior to it expiring in January 2020. The increase in other liabilities represents a commercial option fee which we incurred under the Adimab agreement in January 2020, but is not payable within twelve months of the balance sheet date. The decrease in accounts payable and accrued expenses is a result of the strategic restructuring announced in January 2020.
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
Investing Activities
During the nine months ended September 30, 2020, net cash provided by investing activities was $55.3 million, primarily due to by $56.0 million of proceeds from sales or maturities of marketable securities partially offset by purchases of marketable securities of $0.7 million.
During the nine months ended September 30, 2019, net cash provided by investing activities was $2.2 million, primarily due to purchases of marketable securities of $107.8 million and $1.4 million of purchases of property and equipment, partially offset by $111.3 million of proceeds from sales or maturities of marketable securities.
Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $39.7 million, consisting of proceeds of $29.1 million received from issuance of our shares of common stock at-the-market under the 2019 Sales Agreement, proceeds from the issuance of the second tranche of our convertible note payable of $10.0 million, and proceeds from the exercise of common stock of $0.4 million
During the nine months ended September 30, 2019, net cash provided by financing activities was $0.3 million, consisting of proceeds received from the exercise of stock options.

Contractual Obligations
We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.
 During the nine months ended September 30, 2020, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of September 30, 2020 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.         Legal Proceedings
In October 2020, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3258951 to Compugen, Ltd., or the Compugen Patent. We are one of two parties opposing the grant of the Compugen Patent, which relates generally to PVRIG (an alternate name for CD112R) antibodies for use in treating cancer. We are currently awaiting the proprietor’s response to the statements of opposition. Accordingly, final resolution of the opposition may be several years in the future.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2020, K2 HealthVentures LLC elected to convert $1.0 million of our then outstanding term loan amount and all accrued and unpaid interest thereon into 641,025 shares of our common stock at a conversion price of $1.56 per share in accordance with our loan agreement with K2 HealthVentures LLC. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.

On August 18, 2020, K2 HealthVentures LLC elected to convert $1.0 million of our then outstanding term loan amount and all accrued and unpaid interest thereon into 641,025 shares of our common stock at a conversion price of $1.56 per share in accordance with our loan agreement with K2 HealthVentures LLC. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.
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

Surface Oncology, Inc.
Date: November 10, 2020	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2020	By:	/s/ Jessica Fees
Jessica Fees
Treasurer and Senior Vice President, Finance
(Principal Financial and Accounting Officer)