Form 10-K
period 2020-12-31
Surface Oncology, Inc.
filed 2021-03-09
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2020, was $205,919,004. For purposes of foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
The number of shares of registrant’s Common Stock outstanding as of March 5, 2021 was 41,727,725.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 8, 2021, are incorporated by reference into Part III of this Report.

i

Summary of Risk Factors
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:
•We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.
•We will require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
•Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business. The regulatory approval processes of the FDA, the EMA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
•Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
•We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
•We rely on third parties, and will continue to rely on third parties, to conduct our ongoing and planned clinical trials for the product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize any product candidates we develop and our business could be substantially harmed.
•Intellectual property is critical to our business and our success in part depends on our ability to maintain, protect, and expand our portfolio of intellectual property rights.
•The price of our common stock may be volatile and fluctuate substantially.
•Our business may be adversely affected by the ongoing COVID-19 pandemic.
The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.
ii

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
NZV930 (formerly SRF373) and SRF617 are antibodies inhibiting cluster of differentiation, or CD, 73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. Elevated adenosine levels in the TME are associated with a poor prognosis in patients with certain types of cancer. NZV930 and SRF617 each aim to reduce the production of immunosuppressive adenosine, but target different points of the adenosine pathway. In addition to reducing the production of adenosine, we believe SRF617 will also stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP, a proinflammatory molecule and key driver of the maturation and activation of immune cells. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis Institutes for Biomedical Research, Inc., or Novartis. We initiated a Phase 1/1b dose escalation trial of SRF617 in March 2020, and announced the anticipated advancement of SRF617 to expansion stages of the ongoing trial in November 2020.
SRF388 is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein secreted by cells, in the TME that is overexpressed in certain cancers, including hepatocellular and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one of the subunits of IL-27, EBI3, is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. We initiated a Phase 1 dose escalation clinical trial of SRF388 in April 2020, and announced the anticipated advancement of SRF388 to expansion stages of the ongoing trial in November 2020. SRF388 received Orphan Drug Designation and Fast Track Designation from FDA for the treatment of hepatocellular carcinoma in November 2020.
SRF813 is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer, or NK, and T cells. SRF813 blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. SRF813 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. In October 2019, we formally declared SRF813 as a development candidate resulting in the initiation of IND-enabling activities. On December 16, 2020, we granted GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive license to worldwide development and commercialization rights of SRF813.
SRF114 is an antibody targeting the chemokine receptor CCR8. CCR8 is expressed on regulatory T cells, or Tregs, in the TME. SRF114 is a highly-specific antibody that is designed to deplete these immuno-suppressive cells.
We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnections between these TME pathways.

In January 2016, we entered into a strategic collaboration agreement with Novartis, or the Novartis Agreement, to develop next-generation cancer therapies. Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture, and commercialize antibodies that target CD73. Under the Novartis Agreement, we are currently entitled to aggregate potential milestone payments of $525.0 million upon the achievement of specified development and sales milestones, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon successful commercialization of NZV930.
In December 2020, we entered into a license agreement with GSK, or the GSK Agreement. Upon entering into the agreement, we received an upfront payment $85.0 million and granted GSK an exclusive worldwide license to develop, manufacture, and commercialize antibodies that target SRF813. Under the GSK Agreement, we are currently entitled to aggregate potential milestone payments of $730.0 million upon the achievement of specified development and sales milestones, as well as tiered royalties on annual net sales by GSK ranging from mid single-digit to mid-teens percentages upon successful commercialization of SRF813.
We have assembled an outstanding team, including our world-class scientific advisory board, to execute on our mission to create next-generation immuno-oncology therapies to help patients suffering with cancer. Our scientific founders and members of our management team have extensive experience in drug discovery and development and are leaders in the immuno-oncology field. Members of our leadership team have helped develop a number of commercialized therapies, including cancer treatments such as Avastin, Copiktra and Velcade. Our scientific advisory board is co-chaired by leading immuno-oncology researchers Alexander Y. Rudensky, Ph.D., a world leader in regulatory T cell biology, and Arlene H. Sharpe, M.D., Ph.D., who led pioneering work related to the ligands for PD-1, including the co-discovery of PD-L2, and has defined functions of the PD-1 pathway as well as other costimulatory and immune checkpoint molecules. Collectively, we believe our team, industry-leading capabilities and collaborations with Novartis and GSK, position us to build the leading TME company focused on developing next-generation immunotherapies for the tens of millions of cancer patients worldwide.
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
Checkpoint inhibitors are a drug class designed to counteract certain defenses a tumor has against the immune system. Currently approved checkpoint inhibitors were developed for the treatment of cancer because of the initial belief that inactivation of the immune system by checkpoint proteins could be reversed to reactivate the immune system to recognize and attack the tumor. These therapies against checkpoint proteins, such as cytotoxic T-lymphocyte antigen 4, or CTLA-4, programmed cell death protein 1, or PD-1, and programmed death-ligand 1, or PD-L1, have produced impressive results in the clinic across an array of cancers and have been approved for a number of malignancies. However, a durable clinical benefit has been observed in only a limited subset of patients and tumor types. For example, PD-1 inhibition has doubled three-year survival rates in previously treated non-small cell lung cancer patients, but more than 80% of patients do not achieve a durable clinical benefit. We believe the primary reason only a relatively modest number of patients achieve durable response with checkpoint inhibitors is because only one component of the TME, the effector T lymphocyte, is reactivated while other elements of the TME, including suppressive metabolites and cytokines, macrophages, regulatory T cells, and NK cells, remain unaffected.
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
IL-27 is a cytokine that plays an important physiologic role in suppressing the immune system. In preclinical studies, the IL-27 pathway has been observed to suppress T cell activation within the TME, which may prevent the immune system from recognizing, attacking and killing cancer cells. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach influences the activity of multiple types of immune cells, including the reactivation of T cells, that are necessary to recognize and attack the tumor.

NK cells are a type of immune cell that can recognize and lyse, or kill, other cells that need to be destroyed, including cancer cells. These immune cells are a key component of the immune system that provide a rapid, non-specific response to pathogens. NK and T cells express CD112R (PVRIG), an inhibitory protein that helps block NK and T cell activation when bound to its binding partner, CD112. Targeting CD112R is an attractive therapeutic strategy for activating NK and T cells so that they can effectively kill tumor cells.
Regulatory T cells, or Tregs, play an essential role in controlling autoimmunity and maintaining immune tolerance and homeostasis. Treg cells are also recruited to sites of tumor growth where they suppress antitumor immune responses and facilitate tumor growth. Treg cells are associated with poor prognosis in many human cancers. Depletion of Treg cells in third-party experimental murine models of cancer has been shown to reduce primary and metastatic tumor growth. Although Treg cell depletion is a promising therapeutic strategy in cancer, current therapies aimed at depletion of Treg cells in humans fail to distinguish systemic Treg cells from tumor infiltrating Treg cells, resulting in undesirable inflammatory side-effects and limiting tumor exposure. The chemokine receptor CCR8 was recently reported to be selectively expressed on intratumoral Treg cells in breast carcinomas and not peripheral Treg cells. As such, we believe that the depletion of tumor infiltrating Treg cells while sparing peripheral Treg cells via targeting CCR8 is an attractive approach to enhance anti-tumor immunity.
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
SRF617 inhibits CD39, an enzyme critical both to the production of adenosine and the breakdown of ATP. We believe targeting CD39 will not only reduce extracellular adenosine, but will also maintain extracellular levels of immunostimulatory ATP, both of which have been observed to promote anti-tumor immunity. CD39 overexpression also counteracts the effects of chemotherapy, which we believe further supports its importance as a therapeutic target. In preclinical studies, SRF617 exhibited potent CD39 enzymatic inhibition, leading to increased activity of T cells and maturation of antigen presenting cells. Further, in combination with a PD-1 inhibitor, our antibodies against CD39 demonstrated potent anti-tumor effects in preclinical animal studies. We initiated a Phase 1/1b dose escalation trial of SRF617 in March 2020, and announced the anticipated advancement of SRF617 to expansion stages of the ongoing trial in November 2020.
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

Role of the Adenosine Pathway in the TME

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
Our Adenosine Pathway Programs
NZV930
NZV930 is a fully human immunoglobulin isotype G4, or IgG4, monoclonal antibody that is a potent inhibitor of CD73. We selected NZV930 for clinical development based on the following key attributes observed in preclinical development:
•Potent enzymatic inhibition of soluble and membrane bound CD73, resulting in reduced adenosine levels;
•Increased T cell proliferation; and
•Inhibition of tumor growth.
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

Overview of NZV930 Phase 1 Trial

SRF617
SRF617 is a fully human IgG4 monoclonal antibody that is a potent inhibitor of CD39 enzymatic activity. We selected SRF617 for clinical development based on the following key attributes observed in preclinical development:
•Potent enzymatic inhibition of CD39;
•Maintenance of immunostimulatory levels of ATP despite the presence of CD39; and
•Inhibition of tumor growth as a monotherapy
Our Preclinical Studies
We have seen preclinical anti-tumor activity with SRF617. In the study shown below, we observed that SRF617 monotherapy was associated with significantly inhibited tumor growth, as compared to a control antibody. Also, in the study below, an anti-mouse CD39 antibody in combination with an anti-PD-1 antibody significantly extended survival in tumor-bearing mice and resulted in immunological memory.

CD39 Inhibition Observed to Have Potent Anti-tumor Activity
Clinical Trial
We initiated a Phase 1/1b dose escalation trial of SRF617 in March 2020. As depicted below, the Phase 1 trial is anticipated to enroll approximately 100 patients. We announced the pending initiation of the Phase 1b combination expansion part of the trial in November 2020 in which SRF617 is being tested in combination with a PD-1 inhibitor and with chemotherapy.
SRF617 Clinical Development Plan – Phase1/1b

Inhibiting the Immunosuppressive Cytokine IL-27 to Activate the Immune System
Overview of SRF388
SRF388 is a fully human IgG1 monoclonal antibody that binds to the p28 subunit of IL-27 and inhibits its activity by blocking its binding to the IL-27 receptor. We identified SRF388 using our proprietary suite of research tools, which have allowed us to enhance our deep biological understanding of IL-27 and its receptor. We selected SRF388 for clinical development based on the following key observations in our preclinical studies:
•Potent reduction of IL-27 driven immune cell suppression;
•Potential for combination therapy including checkpoint inhibitors; and
•Strong translational rationale for targeting IL-27 in certain types of cancer.
IL-27 Background
IL-27 is a multi-subunit cytokine (subunits P28 and EBI3) secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its role in resolving tissue inflammation and its association with maternal-fetal tolerance. Due to its immunosuppressive nature, there is an emerging rationale for inhibiting IL-27 to treat cancer, as this approach influences the activity of multiple types of immune cells that are necessary to recognize and attack the tumor. As shown in the diagram below, IL-27 suppresses T cell activation, which we believe will prevent the immune system from recognizing, attacking and killing cancerous cells.

IL-27 Upregulates Checkpoint Receptors, Downregulates Proinflammatory Cytokines
Our Preclinical Studies
In several preclinical studies conducted by us, we observed that the treatment of human T cells and monocytes with IL-27 resulted in the induction of an immunosuppressive phenotype, including increased expression of the checkpoint proteins PD-L1 and TIM3 and a decrease in pro-inflammatory cytokines such as TNFα and IFNϒ. In the preclinical study below, SRF388 restores INFϒ production in PBMCs when combined with PD-1 antibody treatment in the presence of IL-27.

SRF388 Restored Cytokine Production in Combination with αPD-1 in Presence of recombinant IL-27 in Healthy Donor PBMCs
In the preclinical study below, SRF388 monotherapy resulted in a significant reduction in the growth of hepatocellular, or HCC, tumors in the liver, as compared to a control antibody. In addition, SRF388 reduced the expression of immune-inhibitory receptors in this HCC model.
SRF388 Inhibited Tumor Growth in a Model of Hepatocellular Carcinoma

SRF388 Modulated Gene Expression in the Hepa1-6 Mouse Model of HCC

Clinical Trial
We initiated a Phase 1 dose escalation trial of SRF388 in April 2020, and announced the advancement of SRF388 to dose levels with clear pharmacodynamic activity in November 2020. SRF388 received Orphan Drug Designation and Fast Track Designation from FDA for the treatment of hepatocellular carcinoma in November 2020. As depicted below, the Phase 1 trial is anticipated to enroll approximately 100 patients. Following a monotherapy dose escalation, SRF388 will be tested in specific cohorts of patients with RCC and HCC which are expected to begin enrolling patients in the first half of 2021.
SRF388 Clinical Development Plan – Phase1/1b
Blocking the Inhibitory Receptor CD112R to Promote Immune Cell Activation in the Tumor Microenvironment
Overview of SRF813
SRF813 is a fully human IgG1 monoclonal antibody that binds to the inhibitory receptor CD112R, also known as PVRIG, and antagonizes its function on immune cells. We selected SRF813 for clinical development based on the following key observations in our preclinical studies:
•Potent blockade of CD112R interaction with its ligand CD112;
•Enhancement of NK and T cell activation; and
•Inhibition of tumor growth.
CD112R Background
CD112R is an inhibitory receptor primarily expressed on NK cells and T cells. CD112R suppresses immune cell activation through its binding with CD112. Because CD112 is commonly overexpressed on tumor cells, there is an emerging rationale for disrupting the CD112:CD112R interaction to promote antitumor immune responses. On December 16, 2020, we granted GSK an exclusive license to worldwide development and commercialization rights of SRF813.

Other Research Programs
We also have an earlier stage program targeting regulatory T cells, or Tregs, another critical component of the TME. SRF114 is a highly specific monoclonal antibody targeting the chemokine receptor CCR8. SRF114 causes depletion of intra-tumoral Tregs, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity, or ADCC.
We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnection between the pathways of the TME.
Collaboration Agreement with Novartis
Overview
In January 2016, we entered into a strategic collaboration with Novartis to develop next-generation cancer therapies. The Novartis Agreement was subsequently amended in May 2016, July 2017, September 2017 and October 2018. Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option for up to four specified targets, including certain development, manufacturing and commercialization rights. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Therefore, there are no Options remaining eligible for purchase, and potential exercise, and the Company’s performance obligations under the Novartis Agreement have ended. We are currently entitled to potential milestone payments upon the achievement of specified development and sales milestones of $525.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development of and achievement of all sales milestones for NZV930. Through December 31, 2020, we had received an aggregate of $80.0 million in option purchase and milestone payments from Novartis. In January 2016 and April 2018, we also received equity investments of $13.5 million and $11.5 million, respectively, from Novartis.
Development and Commercialization of CD73 Products
Novartis has the sole right to develop and commercialize CD73 antibody candidates and corresponding licensed products worldwide pursuant to a development plan and a commercialization plan, respectively. Novartis is obligated to use commercially reasonable efforts to develop the CD73 antibody candidates and corresponding licensed products, obtain regulatory approval of such products, including within certain defined markets, and to commercialize such products following regulatory approval. Novartis is responsible for all costs and expenses of such development and commercialization and is obligated to provide us with updates on its development and commercialization activities through the joint development committee.
Exclusivity
Neither party may, alone or with any affiliate or third party, develop or commercialize any antibody that specifically binds to CD73. The October 2018 Amendment clarified that Novartis is permitted to research, develop, manufacture or commercialize any diagnostic product that specifically binds to CD73, subject to Novartis’ compliance with its rights and obligations under the Novartis Agreement, and provided that where such diagnostic product is an Adimab diagnostic product, Novartis may research, develop, manufacture or commercialize such Adimab diagnostic product solely for the purpose of research, development or commercialization of a therapeutic or prophylactic licensed product that specifically binds to the same licensed target.
Termination
Unless terminated earlier, the Novartis Agreement will continue in effect until neither we nor Novartis is researching, developing, manufacturing or commercializing any antibody candidate that binds to CD73. Novartis may terminate the Novartis Agreement for any reason upon prior notice to us within a specified time period. Either party may terminate the Novartis Agreement if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience, or we terminate for Novartis’ material breach, Novartis will grant us, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize NZV930.

License Agreement with GSK
Overview
In December 2020, we entered into the GSK Agreement, under which we granted GSK a worldwide, exclusive, sublicensable license to develop and commercialize specified antibodies, including SRF813, targeting CD112R, also known as PVRIG, or the Licensed Antibodies. GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and joint development and joint patent committees will be formed to facilitate information sharing between us and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. Under the terms of the agreement, GSK made a one-time upfront payment of $85.0 million and is required to make additional payments to us for supply services and transition services estimated to be $4.3 million and $1.0 million, respectively. We are eligible to receive up to $90.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens.
Development, Manufacturing and Commercialization of Licensed Antibodies
GSK has the sole right to develop, manufacturer and commercialize the Licensed Antibodies and corresponding licensed products worldwide. GSK is obligated to use commercially reasonable efforts to develop the Licensed Antibodies and corresponding licensed products. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee.
Exclusivity
During the term of the GSK Agreement, neither the Company, nor any affiliates, will research, develop, manufacture, or commercialize any alternative product.
Termination
Unless terminated earlier, the GSK Agreement expires on a licensed product-by-licensed product and country-by-country basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim or regulatory exclusivity covering such licensed product in such country. Either party may terminate the GSK Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. GSK may terminate the GSK Agreement for its convenience. The Company may terminate the GSK Agreement if GSK institutes certain actions related to the licensed patents or if GSK ceases development activities, other than for certain specified technical or safety reasons. In the event of termination, the Company would regain worldwide rights to the terminated program.
Other Collaborations and License Agreements
Memorial Sloan Kettering Cancer Center License Agreement
In November 2020, we entered into a license agreement, or the MSK Agreement, with Memorial Sloan Kettering Cancer Center, or MSK. Under the agreement, MSK granted us a non-exclusive license to certain U.S. patent rights relating to methods of treating cancer with CCR8 antibodies to research, develop, make, use, sell, offer for sale, and import CCR8 antibodies intended to treat cancer. The upfront license execution fee due to MSK was $0.1 million. As of December 31, 2020, we paid half of the upfront license execution fee, with the remaining portion due on the first anniversary. Under the MSK Agreement, each of these CCR8 antibodies is a licensed product and we are obligated to make milestone payments of up to an aggregate of $7.5 million for each licensed product, as well as reimburse MSK for a portion of past and future patent-related expenses. For any licensed product that is commercialized, we are obligated to pay MSK a low single-digit percentage royalty on net U.S. sales of such product.

The MSK License will remain in effect on a licensed product-by-licensed product basis until the later of when there is no longer a valid patent claim covering the composition, manufacture or use of such licensed product or ten years from the date of first commercial sale of such licensed product in the U.S. We may terminate the MSK License for any reason with thirty days prior written notice to MSK. MSK may terminate the MSK License immediately upon written notice if we are convicted of a felony relating to the manufacture, use or sale of a licensed product anywhere we may manufacture, use or sell the licensed product, or, with a specified notice period, in the event of our insolvency, bankruptcy, or cessation of business operations. MSK may also terminate the MSK License for nonpayment of any fees, milestones or royalties if such payment(s) remain past due for a specified period of time, and for an uncured material breach.
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
Upon our selection of a target, we and Adimab will initiate a research plan and the discovery term begins. During the discovery term, Adimab will grant us a non-exclusive, non-sublicensable license under its technology with respect to the target, to research, design and preclinically develop and use antibodies that were modified or derived using Adimab technology, solely to evaluate such antibodies, perform our responsibilities under the research plan, and use such antibodies for certain diagnostic purposes. We also will grant to Adimab a non-exclusive, nontransferable license with respect to the target under our technology that covers or relates to such target, solely to perform its responsibilities under the research plan during the discovery period. We are required to pay Adimab at an agreed upon rate for its full-time employees during the discovery period while Adimab performs research on each target under the applicable research plan.
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
We are obligated to make milestone payments and specified fees upon the exercise of the Research or Commercialization Options. During the discovery term, we may be obligated to pay Adimab up to $250,000 for technical milestones achieved against each biological target. Upon exercise of a Research Option, we are obligated to pay a nominal research maintenance fee on each of the next four anniversaries of the exercise. Upon the exercise of each Commercialization Option, we will be required to pay an option exercise fee of a low seven-digit dollar amount, and we may be responsible for milestone payments of up to an aggregate of $13.0 million for each licensed product that receives marketing approval. For any licensed product that is commercialized, we are obligated to pay Adimab tiered royalties of a low to mid single-digit percentage on worldwide net sales of such product. We may also partially exercise a Commercialization Option with respect to ten antibodies against a biological target by paying 65% of the option fee and later either (i) paying the balance and choosing additional antibodies for commercialization, up to the maximum number under the Commercialization Option, or (ii) forgoing the Commercialization Option entirely. For any Adimab diagnostic product that is used with or in connection with any compound or product other than a licensed antibody or licensed product, we are obligated to pay Adimab up to a low seven digits in regulatory milestone payments and low single-digit royalties on net sales. No additional payment is due with respect to any companion diagnostic or any diagnostic product that does not contain any licensed antibody. Any payments payable to Adimab as a result of any product candidates being developed pursuant to the GSK Agreement, will be payable to Adimab directly by GSK.

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
Manufacturing
We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. While we do not plan to develop our own full-scale manufacturing capabilities, we may consider establishing a small, flexible facility for supporting preclinical IND-enabling studies and early clinical studies. Currently, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into contracts with CMOs for SRF617, SRF388, and SRF813 related to production of drug substance and drug product for our clinical trials and plan to enter into additional contracts with these or other manufacturers for additional supply.
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
Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products and the ease of use and effectiveness of any complementary diagnostics and/or companion diagnostics. Our competitors fall primarily into the following groups of treatment:
•Programs in development targeting the adenosine axis, including those by AbbVie, Arcus Biosciences, Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Corvus Pharmaceuticals, Inc., Gilead, Innate Pharma, S.A., iTeos, Palobiofarma SL, Trishula Therapeutics (formerly known as Tizona), and TRACON Pharmaceuticals, Inc.
•Traditional cancer therapies, including chemotherapy, targeted therapies; and
•Approved immunotherapy antibodies such as those targeting CTLA-4 (Yervoy, marketed by Bristol-Myers Squibb Company) and PD-1/PD-L1 (Opdivo, Keytruda and Tecentriq, marketed by Bristol-Myers Squibb Company, Merck & Co. and Genentech, Inc., respectively).

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
As of March 9, 2021, we co-own and have exclusively licensed to Novartis our rights in two patent families that cover compositions of matter and methods of use for our CD73 therapeutic antibody candidate, NZV930. The first patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application, one expired international Patent Cooperation Treaty (“PCT”) patent application, and forty-seven (47) ex-US applications. The second patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application and one expired PCT patent application. Any patents issuing from the first and second patent families would be expected to expire in 2038 or 2039, respectively, absent any applicable patent term adjustment or extension.
As of March 9, 2021, we own two patent families related to compositions of matter and methods of use for our CD39 therapeutic antibody candidates, including SRF617. The first patent family includes two issued U.S. patents, U.S. 10,738,128 and U.S. 10,793,637, two pending U.S. non-provisional patent applications, one expired PCT patent application and twelve (12) pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second patent family includes a pending U.S. non-provisional patent application, a pending PCT patent application and two ex-US applications, each claiming priority to seven expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.
With respect to our IL-27 therapeutic antibody program, as of March 9, 2021, we own three patent families related to compositions of matter and methods of use for various antibodies, including SRF388. The first patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and 12 pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The second patent family includes a pending PCT patent application claiming priority to one expired U.S. provisional patent application. The third patent family includes one pending U.S. non-provisional patent application, two pending ex-U.S. patent applications and a pending PCT patent application, each claiming priority to two expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.
As of March 9, 2021, we own and have exclusively licensed to GSK our rights in two patent families that cover compositions of matter and methods of use for our CD112R therapeutic antibody candidates, including SRF813. The first patent family includes two pending U.S. non-provisional patent applications, one expired PCT patent application, and twenty-three (23) ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second family includes a pending PCT patent application claiming priority to an expired U.S. provisional patent application. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.
As of March 9, 2021, we co-own U.S. Patent Nos. 9,803,016, 9,650,441, 10,442,858 and 10,570,201, which cover composition of matter and the treatment of cancer using our therapeutic CD47 antibody, SRF231. Additionally, we co-own eleven foreign patent applications and one pending U.S. patent application within this patent family. These patent rights are expected to expire in 2036, absent any applicable patent term adjustment or extension.

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
All product candidates we develop must be approved by the FDA through either a New Drug Application, or NDA, or Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following:
•Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•Approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•Submission to the FDA of an NDA or BLA;
•A determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;
•Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;
•Potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA; and
•FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.
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
•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.
•Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.
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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2021, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2,875,842. The sponsor of an approved NDA or BLA is also subject to an annual prescription drug program fee, which for fiscal year 2021 is $336,432. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it consider such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.
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

Pediatric Information
Under the Pediatric Research Equity Act, or PREA, as amended, an NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, PREA does not apply to a drug or biologic for an indication for which orphan designation has been granted, except that PREA will apply to an original NDA or BLA for a new active ingredient that is orphan-designated if the drug or biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy regulations by federal and state governments and by governments in foreign jurisdictions can apply to the manufacturing, sales, promotion and other activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include:

•The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•The federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement, including providing inaccurate billing or coding information to customers or promoting a product off-label, material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain nonphysician providers such as physician assistants and nurse practitioners;
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned or further amended, particularly given the Supreme Court litigation and the new administration. We cannot predict what affect further changes to the ACA would have on our business.

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
CMS has recently proposed and enacted regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative measures to control drug costs. Additionally, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify previous administrative and executive actions. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States, referred to as the Member States Concerned, for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).
Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
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

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. This decrease in reimbursement has been challenged in the U.S. District Court for the District of Columbia, and was appealed to the U.S. Court of Appeals. On July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court); the court denied this Petition on October 16, 2020. It is unclear how the invalidation of the formula could affect pharmaceutical manufacturers and hospitals who prescribe their products.

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

Additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:

•The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.
•The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Employees
As of March 9, 2021, we had 51 full-time employees, including 34 employees engaged in research and development. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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
We earned net income of $59.3 million for the year ended December 31, 2020, however, since inception, we have incurred significant net losses. Our net losses were $54.8 million and $6.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020 we had an accumulated deficit of $62.3 million. We have funded our operations to date primarily with proceeds from public and private sales of our securities, payments received under the Novartis Agreement with Novartis Institutes for Biomedical Research, Inc., or Novartis, upfront fees received in connection with our license agreement with GlaxoSmithKline, or GSK, and a debt financing. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing related intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•pursue the clinical development of product candidates;
•leverage our programs to advance product candidates into preclinical and clinical development;

•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•hire additional clinical, quality control and scientific personnel;
•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•maintain, expand and protect our intellectual property portfolio;
•establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly; and
•acquire or in-license other product candidates and technologies.
To become and remain profitable, we, Novartis, GSK, or any potential future collaborator must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
We have never generated revenue from product sales and may never be profitable.
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our development programs. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, Novartis’, GSK's or any potential future collaborators’ success in:
•completing clinical and preclinical development of product candidates and programs and identifying and developing new product candidates;
•seeking and obtaining marketing approvals for any product candidates that we develop;
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including SRF617 and SRF388, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of Novartis, GSK or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.
Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of researching and developing our product candidates and programs, and of conducting preclinical studies and clinical trials;
•the timing of, and the costs involved in, obtaining marketing approvals for our current product candidates and any future product candidates we develop if clinical trials are successful;
•the success of our collaborations with Novartis and GSK;
•the cost of commercialization activities for our current product candidates and any product candidates we develop, whether alone or with a collaborator, if any product candidate we develop is approved for sale, including marketing, sales and distribution costs;
•the cost of manufacturing our current product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
•our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•the timing, receipt and amount of sales of, or royalties on, our future products, if any;
•the emergence of competing cancer therapies and other adverse market developments; and
•the requirement for, and cost of, developing complementary diagnostics and/or companion diagnostics.
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that the net proceeds from our initial public offering and the concurrent private placement, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2023.

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
Our Loan and Security Agreement, or the Loan and Security Agreement, with K2 HealthVentures LLC, or K2 Health Ventures, contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we engage in new lines of business, incur additional indebtedness or liens, make certain investments, make certain payments, pay cash dividends, merge with other companies or consummate certain changes of control, acquire other companies, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements, enter into various other specified transactions, executive office or executive management without notice. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of K2 Health Ventures or prepay the outstanding amount under the Loan and Security Agreement. Our obligations under the Credit Agreement are secured by all of our property, with certain exceptions. We may not be able to generate sufficient cash flow to pay the principal and interest under the Loan and Security Agreement.
Risks Related To Product Development And Regulatory Process
If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts. Three of our product candidates, SRF617, SRF388 and NZV930 (formerly SRF373), are being investigated in ongoing Phase 1 clinical trials. The rest of our product candidates are all in preclinical development. We have invested substantially all of our efforts and financial resources into our clinical studies as well as the identification of targets and preclinical development of antibodies.
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
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
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
•acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third-party payors;
•maintaining a continued acceptable safety profile of the product candidates following approval;
•effectively competing with other therapies;
•obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
•enforcing and defending intellectual property rights and claims.
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
Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of programs that are the responsibility of Novartis, GSK or our potential future partners over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:
•inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•delays in reaching a consensus with regulatory agencies on study design; and
•the FDA not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature.
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

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA, the EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, the EMA or comparable foreign regulatory authorities that a product candidate is safe, pure and potent or effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, the EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a Biologics License Application, or BLA, to the FDA or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;
•the FDA, the EMA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA, the EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:
•regulators or Institutional Review Boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs;

•the number of patients required for clinical trials may be larger than we anticipate;
•it may be difficult to enroll a sufficient number of patients with a predictive biomarker or enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators; and
•the supply or quality of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate.
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
Complementary diagnostics and/or companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval or clearance prior to commercialization. If we, our collaborators, or any third parties that we engage to assist us, are unable to successfully develop complementary diagnostics and/or companion diagnostics for our product candidates and any future product candidates, or experience delays in doing so:
•the development of our product candidates and any other future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials; and
•we may not realize the full commercial potential of our product candidates and any other future product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify, or it takes us longer to identify, patients who are likely to benefit from therapy with our products, if approved.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:
•the patient eligibility criteria defined in the protocol;
•our ability to enroll a sufficient number of patients with a predictive biomarker, if any;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•the proximity of patients to study sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
•our ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies for future patient enrichment efforts;
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they are late-stage cancer patients, will not survive the full terms of the clinical trials; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., additional outbreaks of COVID-19 or its variants).

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and potential future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial. We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials. We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials.
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
Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2018, we announced the deprioritization of SRF231 as a result of toxicities seen during the dose escalation portion of the then-ongoing Phase 1 trial. We expect to conclude the Phase 1 trial in 2021, and do not plan to further develop SRF231.
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
Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;
•fines, untitled and warning letters, or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;
•product seizure or detention, or refusal to permit the import or export of the product; and
•injunctions or the imposition of civil or criminal penalties.
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
If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:
•efficacy and potential advantages compared to alternative treatments;
•the ability to offer our products, if approved, for sale at competitive prices;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;
•adoption of a companion diagnostic and/or complementary diagnostic; and
•the prevalence and severity of any side effects.
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
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that can differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. For example, on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. FDA also issued a Final Guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Since the issuance of final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent certification from the Secretary of HHS from taking effect and challenging multiple aspects of the final rule. This litigation has not progressed. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation, regulations or policies allowing the reimportation of drugs could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.
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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in December 2018, we announced a significant reduction of the investment in and scope of our SRF231 program and, based on the reallocation of capital, we prioritized SRF617 and SRF388. However, the advancement of SRF617 and SRF388 may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to accelerate with our capital resources. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we licensed worldwide development and commercialization rights with respect to NZV930 and SRF813 to Novartis and GSK, respectively, and we will receive only milestone payments and royalties on sales of NZV930 and SRF813, if approved. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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
We have received Fast Track Designation from the FDA for SRF388 for the treatment of hepatocellular carcinoma. We may in the future seek Fast Track Designation for other product candidates that we develop, and we may be unsuccessful. Fast Track Designation may not actually lead to a faster development or regulatory review or approval process.
We have received Fast Track Designation from the FDA for SRF388 for the treatment of hepatocellular carcinoma, and we may seek Fast Track Designation for the product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We may not experience a faster development process, review or approval compared to conventional FDA procedures for SRF388 or any other product candidates that receive Fast Track Designation. Furthermore, the FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We have received Orphan Drug Designation from the FDA for SRF388 for the treatment of hepatocellular carcinoma. We may in the future seek Orphan Drug Designation for other product candidates we develop, and we may be unsuccessful. We may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.
We have received Orphan Drug Designation from the FDA for SRF388 for the treatment of hepatocellular carcinoma and we may seek Orphan Drug Designation for certain of our other product candidates we develop. However, we may be unsuccessful in obtaining orphan drug designation for certain of our other product candidates and may be unable to maintain the benefits associated with Orphan Drug Designation. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.
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
The exclusivity provided by orphan drug designation may not effectively protect our product candidates from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek additional Orphan Drug Designations for applicable indications for our current and any future product candidates, we may never receive such designations. There is no guarantee that we will enjoy the benefits of orphan drug designation for SRF388 or any other product candidate for which we may receive orphan drug designation.
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
We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop causes or is perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for any approved product;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate;
•a decline in our share price; and
•a default under the Loan and Security Agreement.
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
The ACA has faced numerous judicial, administrative, executive, and legislative challenges, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, which is expected to rule on the constitutionality of the ACA in early 2021. The Trump administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation, legislation, and further regulatory changes related to the ACA are likely to continue, with unpredictable and uncertain results, particularly given potential actions taken under the Biden administration and the pending Supreme Court decision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and the 2020 Omnibus Bill, these reductions are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect April 2021 and will remain in effect through 2030 unless additional Congressional action is taken.
The previous presidential administration released a plan to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada.
On November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN model. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse, revoke, or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is unclear what effect such changes will have on our business and our ability to receive adequate reimbursement for our future products. Some of these proposed measures, including drug importation and pharmacy benefit manager rebate rule changes, face legal challenges from industry groups and participants. We cannot predict whether additional reform initiatives will be adopted in the future or whether initiatives that have been adopted will be repealed or modified, or whether legal challenges will be successful. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:
• the demand for any products for which we may obtain regulatory approval;
• our ability to set a price that we believe is fair for our products;
• our ability to obtain coverage and reimbursement approval for a product;
• our ability to generate revenues and achieve or maintain profitability; and
• and the level of taxes that we are required to pay.
We expect that changes and challenges to the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any future approved product.

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
In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. In addition, further to the United Kingdom’s exit from the EU (“Brexit”) on January 31, 2020 and the expiry of the subsequent transition period on December 31, 2020, the GDPR has been brought into UK law as the ‘U.K. GDPR’, however there may be further developments about the regulation of particular issues such as UK-EU data transfers.
The EU and the UK have agreed to a bridging period of up to 6 months to allow the continued free flow of data from the EU to the UK, during which time the European Commission will assess whether the UK will be granted adequacy status (a finding that the UK privacy legal framework provides an adequate level of privacy protection to EU individuals). There is no certainty that an adequacy decision will be granted. If it is not, legal uncertainties regarding the flow of data across borders could increase the complexity and cost of transferring personal data from the European Union to the United Kingdom. For example, absent an adequacy finding, transfers of personal data from the EU to the UK would be impermissible without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU-UK privacy shield similar to the current framework in place between the EU and the U.S. The extensive authority of UK intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding, and reduce the likelihood that the EC would approve an EU-UK privacy shield. Accordingly, we could be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data.

This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK GDPR could become less aligned with the GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data.
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
In January 2016, we entered into a strategic collaboration agreement with Novartis, or the Novartis Agreement, to develop next generation cancer therapies. Pursuant to the Novartis Agreement, we granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. Similarly, in December 2020, we entered into a license agreement with GSK, the GSK Agreement, pursuant to which we granted GSK a worldwide, exclusive, sublicensable license to develop and commercialize specified antibodies, including SRF813. Each of the Novartis Agreement and GSK Agreement involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, and provides us with royalty-based sales revenue. Our lack of control over the clinical development of certain programs with current and future collaborators could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended IND filings in a timely fashion, if at all. In particular, Novartis and GSK are solely responsible for the development and commercialization of NZV930 and SRF813, respectively, and as such, we are wholly dependent on each of Novartis and GSK for the success of these programs. In the event Novartis terminates the Novartis Agreement, or GSK terminates the GSK Agreement, we would be prevented from receiving any milestone payments, royalty payments and other benefits under that agreement, which would have a materially adverse effect on our results of operations. We cannot provide any assurance with respect to the success of any current or future collaboration or license agreement.
In the future, we may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates we develop.
Our current collaboration and license agreements pose, and potential future collaborations involving our product candidates may pose, the following risks to us:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings;
•disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;
•if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and
•collaboration agreements may restrict our right to independently pursue new product candidates. For example, under the Novartis Agreement, for a certain period of time we may not directly or indirectly research or develop, outside of the collaboration, any antibody with specified activity against that program’s collaboration target.

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
We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Novartis Agreement and the GSK Agreement, we have granted worldwide exclusive rights to Novartis for antibodies targeting CD73 and worldwide exclusive rights to GSK for antibodies targeting SRF813, respectively, and during the term of the agreements we will be restricted from granting similar rights to other parties. This exclusivity could limit our ability to enter into strategic collaborations with future collaborators.
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
If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Novartis, GSK or future collaborators or strategic partners, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates. Our current or future collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.
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

Although we intend to design the clinical trials for our product candidates, third parties will conduct all of the clinical trials. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:
•have staffing difficulties;
•fail to comply with contractual obligations;
•experience regulatory compliance issues;
•undergo changes in priorities or become financially distressed;
•form relationships with other entities, some of which may be our competitors; or
•experience difficulties or delays from factors we may not be able to control, such as current or potential pandemics that may affect patient recruitment and follow-up or staff or clinic site availability and initiation (e.g., outbreak of COVID-19).
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

Our use of new third-party manufacturers increases the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating comparability of clinical supplies which could require the conduct of additional clinical trials.
Even after a third-party manufacturer has gained significant experience in manufacturing our product candidates or even if we believe we have succeeded in optimizing the manufacturing process, there can be no assurance that such manufacturer will produce sufficient quantities of our product candidates in a timely manner or continuously over time, or at all.
We may be delayed if we need to change the manufacturing process used by a third party. Further, if we change an approved manufacturing process, then we may be delayed if the FDA or a comparable foreign authority needs to review the new manufacturing process before it may be used. Additionally, we will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates.
We do not currently have any agreements with third-party manufacturers for the long-term commercial supply. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any product candidate that we develop, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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

Our third-party manufacturers and clinical reagent suppliers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. For example, in December 2019, a novel strain of coronavirus that causes a respiratory disease named coronavirus disease 2019 (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. The extent to which the novel coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:
•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•the federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statutes or specific intent to violate them;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
◦the federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
◦federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
◦analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, including pharmaceutical manufacturers and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our business arrangements with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business.
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
We currently have limited international operations, but we rely on and will continue to rely on our CMOs, some of which operate internationally, for both drug substance and drug product, and our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

•multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining protection and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•limits in our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (e.g., the novel COVID-19 pandemic), boycotts, curtailment of trade and other business restrictions;
•certain expenses including, among others, expenses for travel, translation and insurance; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions, or other anti-bribery and anti-corruption laws.
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
As of March 9, 2021, we co-own and have exclusively licensed to Novartis our rights in two patent families that cover compositions of matter and methods of use for our CD73 therapeutic antibody candidate, NZV930. The first patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application, one expired international Patent Cooperation Treaty, or PCT, patent application, and forty-seven (47) ex-US applications. The second patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application and one expired PCT patent application. Any patents issuing from the first and second patent families would be expected to expire in 2038 or 2039, respectively, absent any applicable patent term adjustment or extension.
As of March 9, 2021, we own two patent families related to compositions of matter and methods of use for our CD39 therapeutic antibody candidates, including SRF617. The first patent family includes two issued U.S. patents, U.S. 10,738,128 and U.S. 10,793,637, two pending U.S. non-provisional patent applications, one expired PCT patent application and twelve (12) pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second patent family includes a pending U.S. non-provisional patent application, a pending PCT patent application and two ex-US applications, each claiming priority to seven expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.

With respect to our IL-27 therapeutic antibody program, as of March 9, 2021, we own three patent families related to compositions of matter and methods of use for various antibodies, including SRF388. The first patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and 12 pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The second patent family includes a pending PCT patent application claiming priority to one expired U.S. provisional patent application. The third patent family includes one pending U.S. non-provisional patent application, two pending ex-U.S. patent applications and a pending PCT patent application, each claiming priority to two expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.
As of March 9, 2021, we own and have exclusively licensed to GSK our rights in two patent families that cover compositions of matter and methods of use for our CD112R therapeutic antibody candidates, including SRF813. The first patent family includes two pending U.S. non-provisional patent applications, one expired PCT patent application, and twenty-three (23) ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second family includes a pending PCT patent application claiming priority to an expired U.S. provisional patent application. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.
As of March 9, 2021, we co-own U.S. Patent Nos. 9,803,016, 9,650,441, 10,442,858 and 10,570,201, which cover composition of matter and the treatment of cancer using our therapeutic CD47 antibody, SRF231. Additionally, we co-own eleven foreign patent applications and one pending U.S. patent application within this patent family. These patent rights are expected to expire in 2036, absent any applicable patent term adjustment or extension.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example, others may develop biosimilar or competing antibodies to any product candidates that we have or may develop, but that are not covered by the claims of the patents that we own or may own or license in the future.
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
As of March 9, 2021, we had 51 full-time employees, including 34 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for any product candidate we develop, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
On June 23, 2016, the United Kingdom, or UK, held a referendum in which a majority of the eligible members of the electorate voted for the UK to leave the European Union, or EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a member state of the EU on January 31, 2020, or the Exit Day. A post-Brexit transition period, or the Transition Period, started on the Exit Day and expired on December 31, 2020. During the Transition Period most laws of the European Union continued to apply to the United Kingdom while the future relationship between the United Kingdom and the European Union was formally negotiated. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on 1 January 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still many uncertainties and regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
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
If other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the European Union, take effect in practice.
Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities (including, without limitation, clinical activities for our product candidates).
As a result of Brexit, the EMA, formerly situated in London, relocated to Amsterdam. Now the Transition Period has expired, Great Britain will no longer be covered by the centralized procedures for obtaining EEA-wide marketing authorization from the EMA and a separate process for authorization of drug products, including our product candidates, will be required in Great Britain resulting in an authorization covering the United Kingdom or Great Britain only. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a UK marketing authorization. A separate application will, however, still be required. The MHRA has published a series of guidance notes on how the process for authorization of medicines will now work, however exactly what implications this will have in practice remain unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and limit our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business.
Brexit may also result in a reduction of funding to the EMA if the UK no longer makes financial contributions to European institutions, such as the EMA. If UK funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results of operations or prospects.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The UK will lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Even prior to any change to the UK’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our common shares.
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
Risks Related To Our Business and Common Stock
The price of our common stock may be volatile and fluctuate substantially.
The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•the success of competitive products or technologies;
•results of clinical trials and preclinical studies or those of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to our product candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire or in-license product candidates or companion diagnostics;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors; and
•general economic, industry and market conditions.

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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 7% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:
•delaying, deferring or preventing a change of control of us;
•impeding a merger, consolidation, takeover or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
Our business may be adversely affected by the ongoing COVID-19 pandemic.
Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. COVID-19 has spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.
As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•We believe that the COVID-19 pandemic could have an impact on various aspects of our clinical trials, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, with respect to our immuno-oncology clinical trials, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the COVID-19 pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA or other reasons related to the COVID-19 pandemic. If the COVID-19 pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to, or be required to, pause enrollment and/or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. Additionally, healthcare resources could potentially be diverted away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials. It is unknown how long these pauses or disruptions could continue.
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, ship investigational product and clinical trial samples, perform quality testing and supply other goods and services to run our business. Two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials. If any such third-party in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.
•Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for other of our development programs.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and review, inspection, and other timelines may be materially delayed. As of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee goals. On July 16, 2020, the FDA stated that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended. It is unknown how long these disruptions could continue, were they to occur. Since March 2020, foreign and domestic inspections by FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Any delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the COVID-19 pandemic and could result in delays to our clinical trials. Additionally, there may be changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether.
•The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.
The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

General Risk Factors
Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.
We have incurred substantial losses during our history. As of December 31, 2020, we had federal and state net operating loss carryforwards of $31.4 million and $32.3 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (other than federal and certain state net operating loss carryforwards generated in taxable years beginning after December 31, 2017, which are not subject to expiration). Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. Use of our federal and state net operating loss carryforwards has been limited and could be further limited if we experience additional ownership changes, which could have an adverse effect on our future results of operations.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2020. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.
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
Changes in tax law may adversely affect us or our investors.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. We urge investors to consult with their legal and tax advisers regarding the potential implications of changes in tax law on an investment in our common stock.

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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease a facility containing our research and development, laboratory and office space, which consists of approximately 65,000 square feet located at 50 Hampshire Street, Cambridge, Massachusetts. We sublease 33,526 square feet of this facility to a third party pursuant to a sublease that expires in January 2023. Our lease expires on March 31, 2030. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.
Item 3. Legal Proceedings.

In October 2020, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3258951B1 to Compugen, Ltd., or the Compugen Patent. We are one of two parties opposing the grant of the Compugen Patent, which relates generally to PVRIG (an alternate name for CD112R) antibodies for use in treating cancer. We are currently awaiting the proprietor’s response to the statements of opposition. Accordingly, final resolution of the opposition may be several years in the future.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been traded on The Nasdaq Global Market under the symbol “SURF” since April 19, 2018. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2020
First Quarter 2020	$3.95	$1.44
Second Quarter 2020	$6.56	$1.57
Third Quarter 2020	$7.23	$5.06
Fourth Quarter 2020	$10.48	$6.87
Year Ended December 31, 2019
First Quarter 2019	$5.88	$4.11
Second Quarter 2019	$4.89	$2.75
Third Quarter 2019	$2.84	$1.40
Fourth Quarter 2019	$2.33	$1.17

On March 5, 2021, the last reported sale price for our common stock on the Nasdaq Global Market was $7.50 per share.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between April 19, 2018 and December 31, 2020, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on April 19, 2018 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on April 19, 2018 of $13.33 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders
As of March 5, 2021, there were approximately 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item relating to our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
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

Item 6. Selected Consolidated Financial Data.
You should read the following summary consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2020, 2019, and 2018, and the consolidated balance sheet data as of December 31, 2020, 2019 and 2018 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that may be expected in the future.

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except share and per share data)
Statement of Operations Data:
Collaboration revenue - related party	$38,592	$15,360	$59,417
License revenue	87,570	—	—
Total revenue	126,162	15,360	59,417
Operating expenses:
Research and development	41,018	52,118	52,492
General and administrative	23,558	20,608	16,076
Total operating expenses	64,576	72,726	68,568
Income (loss) from operations	61,586	(57,366)	(9,151)
Interest and other income (expense), net	(2,249)	2,577	2,554
Net income (loss)	59,337	(54,789)	(6,597)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(11)
Net income (loss) attributable to common stockholders	$59,337	$(54,789)	$(6,608)
Net income (loss) per share attributable to common stockholders— basic (1)	$1.67	$(1.97)	$(0.33)
Weighted average common shares outstanding—basic (1)	35,545,121	27,854,912	19,990,773
Net income (loss) per share attributable to common stockholders—diluted (1)	$1.57	$(1.97)	$(0.33)
Weighted average common shares outstanding—diluted (1)	38,141,793	27,854,912	19,990,773

	As of December 31,
	2020	2019	2018

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$175,141	$105,161	$158,835
Working capital (2)	162,858	88,652	137,424
Total assets	217,138	131,693	174,065
Accounts payable and accrued expenses	12,122	11,396	12,215
Deferred revenue – related party	—	38,592	53,952
Total stockholders’ equity	155,747	56,666	102,862

(1)See Note 13 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)We define working capital as current assets less current liabilities.

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
We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, SRF813, and SRF231, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis and license agreement with GSK and a debt financing. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $175.1 million. Although we earned income in the year ended December 31, 2020, primarily as a result of license revenue recognized under the GSK Agreement, since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net income was $59.3 million for the year ended December 31, 2020. Our net losses were $54.8 million and $6.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020 and 2019 we had an accumulated deficit of $62.3 million and $121.6 million, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of December 31, 2020 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2023, excluding any future milestone payments from Novartis or GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
To date, we have not generated any revenue from product sales and do not expect to do so in the near future. All of our revenue to date has been derived from our collaboration agreement with Novartis and our license agreement with GSK. If our development efforts for our programs are successful and result in regulatory approval or additional license or collaboration agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from additional collaboration or license agreements that we may enter into with third parties. We expect that our revenue for the next several years will be derived primarily from our collaboration agreement with Novartis and our license agreement with GSK, as well as any additional collaborations or licenses that we may enter into in the future.
Collaboration Agreement with Novartis
In January 2016, we entered into the Novartis Agreement to develop next-generation cancer therapies. Under the Novartis Agreement, as amended, we were responsible for performing research on antibodies that bind to CD73 and four other specified targets. We were responsible for all costs and expenses incurred by, or on behalf of, us in connection with the research.
Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, to up to four specified targets, including certain research, development, manufacturing and commercialization rights. Pursuant to the Novartis Agreement, Novartis initially had the right to exercise up to three purchased Options. In March 2018, Novartis notified us of its decision to not exercise its previously purchased Option for SRF231, our CD47 product candidate. In March 2018, we and Novartis also mutually agreed to cease development of one of the undisclosed programs subject to the Novartis Agreement. In February 2019, Novartis notified us of its decision not to purchase its Option related to IL-27. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis, and our performance obligations under the Novartis Agreement have ended. We are currently entitled to potential milestones of $525.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930.

Under ASC 606 we accounted for (i) the license conveyed with respect to CD73 and (ii) our obligations to perform research on CD73 and other specified targets as a single performance obligation under the Novartis Agreement. We recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion.
Through December 31, 2020, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Novartis Agreement. We removed all costs associated with the remaining performance obligation for the single remaining Option from the cost-to-cost model in January 2020. This resulted in our recognizing the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. During the years ended December 31, 2020, 2019, and 2018, we recognized revenue of $38.6 million, $15.4 million and $59.4 million, respectively, related to the Novartis Agreement.
License Agreement with GSK
In December 2020, we entered into the GSK Agreement, under which we granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody SRF813, targeting CD112R, also known as PVRIG, or the Licensed Antibodies. GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee will be formed to facilitate information sharing between us and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies.
Under the terms of the agreement, GSK made a one-time upfront payment of $85.0 million and is required to make additional payments to us for supply services and transition services estimated to be $4.3 million and $1.0 million, respectively. We are eligible to receive up to $90.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens.
Under ASC 606 we account for (i) the delivery of the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an investigational new drug application is accepted by a regulatory authority; and (iii) transition services until an investigational new drug application is accepted by a regulatory authority as separate and distinct performance obligations. We determined the transaction price under ASC 606 at the inception of the GSK Agreement to be $90.3 million, consisting of the upfront payment of $85.0 million plus $4.3 million for supply of the Licensed Antibodies and $1.0 million for the transition services. We recognize revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of these license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, we recognized $85.0 million of license revenue during the year ended December 31, 2020 under the GSK Agreement. We will recognize the $4.3 million and $1.0 million allocated to the supply services and transition services over time. We transfer control of these services over time and GSK receives and consumes the benefit over time as we perform the services. For the year ended December 31, 2020, we recognized $2.6 million of license revenue related to the supply services, which represents the costs incurred associated with the portion of goods that were immediately transferred upon execution of the GSK Agreement. The remainder of the consideration will be recognized as the manufacturing is performed. An immaterial amount of the transition services were performed in the year ended December 31, 2020.
Through December 31, 2020, we have received $85.0 million from GSK in upfront payments. During the year ended December 31, 2020, we recognized revenue of $87.6 million related to the GSK Agreement.
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
The following table summarizes our research and development expenses by program:

	Year ended December 31,
	2020	2019	2018	2020 vs 2019	2019 vs 2018

	(in thousands)
SRF231	$403	$6,156	$19,781	$(5,753)	$(13,625)
NZV930 (formerly SRF373)	—	—	956	—	(956)
SRF388	5,350	7,295	3,981	(1,945)	3,314
SRF617	6,559	13,311	4,784	(6,752)	8,527
SRF813	6,339	1,496	—	4,843	1,496
SRF114	328	—	—	328	—
Other early-stage programs	547	1,218	3,618	(671)	(2,400)
Unallocated research and discovery expenses	21,492	22,642	19,372	(1,150)	3,270
Total research and development expenses	$41,018	$52,118	$52,492	$(11,100)	$(374)

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase in the future as a result of increased clinical development costs as we advance our SRF617 and SRF388 clinical trials. In the year ended December 31, 2020, we recognized $1.2 million in severance expense as a result of the strategic restructuring in January 2020.
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
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities as well interest paid on the Loan Agreement.
Income Taxes
During the year ended December 31, 2020, we have not recorded any income tax expense or benefit for the net income incurred, or for the research and development tax credits generated during the year due, to the utilization of net operating loss carryforwards and the uncertainty of realizing a benefit from the credits. During the years ended December 31, 2019 and 2018, we did not recorded any income tax benefits for the net losses incurred or for the research and development tax credits generated in each year, as we believed, based upon the weight of available evidence, that it was more likely than not that all of the net operating loss carryforwards and tax credits will not be realized.

Results of Operations
Comparison of Years Ended December 31, 2020, 2019, and 2018
The following table summarizes our results of operations for the years ended December 31, 2020, 2019, and 2018, along with the changes in those items:

	Year ended December 31,
	2020	2019	2018	2020 vs 2019	2019 vs 2018

	(in thousands)
Collaboration revenue - related party	$38,592	$15,360	$59,417	$23,232	$(44,057)
License revenue	87,570	—	—	87,570	—
Total revenue	126,162	15,360	59,417	110,802	(44,057)
Operating expenses:
Research and development	41,018	52,118	52,492	(11,100)	(374)
General and administrative	23,558	20,608	16,076	2,950	4,532
Total operating expenses	64,576	72,726	68,568	(8,150)	4,158
Income (loss) from operations	61,586	(57,366)	(9,151)	118,952	(48,215)
Interest and other income (expense), net	(2,249)	2,577	2,554	(4,826)	23
Net income (loss)	$59,337	$(54,789)	$(6,597)	$114,126	$(48,192)

Collaboration Revenue – Related Party
Collaboration revenue – related party was $38.6 million, $15.4 million, and $59.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, all of which was derived from the Novartis Agreement. The increase in collaboration revenue - related party during the year ended December 31, 2020 was primarily due to our performance obligations under the Collaboration Agreement ending in January 2020 and removing all future costs from the cost-to-cost model. This resulted in the recognition of the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. The decrease in collaboration revenue – related party during the year ended December 31, 2019 was primarily due to a reduction in costs incurred in the 2019 resulting from Novartis’ decision not to purchase its Option related to IL-27 in February 2019. This decision reduced the number of remaining specified targets in our Novartis Agreement from two in the year ended December 31, 2018, to one in the year ended December 31, 2019.
License Revenue
During the year ended December 31, 2020, we recognized revenue of $87.6 million related to the GSK Agreement. We did not recognize revenue under the GSK Agreement in the years ended December 31, 2019 and 2018. The increase in license revenue during the year ended December 31, 2020 was due to entering into the GSK Agreement in December 2020.

Research and Development Expenses

	Year Ended December 31,
	2020	2019	2018	2020 vs 2019	2019 vs 2018

	(in thousands)
Direct research and development expenses by program:
SRF231	$403	$6,156	$19,781	$(5,753)	$(13,625)
NZV930 (formerly SRF373)	—	—	956	—	(956)
SRF388	5,350	7,295	3,981	(1,945)	3,314
SRF617	6,559	13,311	4,784	(6,752)	8,527
SRF813	6,339	1,496	—	4,843	1,496
SRF114	328	—	—	328	—
Other early-stage programs	547	1,218	3,618	(671)	(2,400)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	15,487	15,971	13,646	(484)	2,325
Facility related and other	6,005	6,671	5,726	(666)	945
Total research and development expenses	$41,018	$52,118	$52,492	$(11,100)	$(374)

Research and development expenses were $41.0 million for the year ended December 31, 2020, compared to $52.1 million for the year ended December 31, 2019. The decrease of $11.1 million was primarily due to decreases of $5.8 million in external costs for our SRF231 program, $1.9 million in external costs for our SRF388 program, $6.8 million in external costs for our SRF617 program, $0.7 million in external costs for our other early-stage programs, and $1.2 million for research and discovery and unallocated costs, which were partially offset by an increase of $4.8 million in external costs for our SRF388 program.
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
The decrease in research and discovery and unallocated expenses was primarily due to the reduction in headcount as well as decreased facility and lab costs as a result of the strategic restructuring announced in January 2020.
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
General and Administrative Expenses
General and administrative expenses were $23.6 million for the year ended December 31, 2020, compared to $20.6 million for the year ended December 31, 2019. The increase of $3.0 million was primarily due to an increase of $3.0 million in personnel-related costs as due to increased consulting costs related to the GSK Agreement, as well as increased stock compensation and bonus achieved in 2020.
General and administrative expenses were $20.6 million for the year ended December 31, 2019, compared to $16.1 million for the year ended December 31, 2018. The increase of $4.5 million was primarily due to an increase of $2.4 million in personnel-related costs as a result of an increase in headcount; an increase of $0.4 million for professional fees related to legal and audit services, and an increase of $1.3 million in facility costs.
Interest and Other Income (Expense), Net
Interest and other income (expense) was approximately $(2.2) million, $2.6 million, and $2.6 million during the years ended December 31, 2020, 2019, and 2018, respectively, due primarily to interest expense related to our Loan Agreement with K2 HealthVentures LLC and interest income on invested balances of our cash, cash equivalents and marketable securities.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements with Novartis and license agreement with GSK. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis and our license agreement with GSK, and a debt financing. Through December 31, 2020, we had received gross proceeds of $48.6 million from our sales of preferred stock, $29.1 million from sales of our common stock under the 2019 Sales Agreement, $17.5 million from our loan and security agreement with K2 HealthVentures LLC, $150.0 million from the Novartis Agreement, and $85.0 million from the GSK Agreement.
On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share for proceeds of $11.5 million, in a private placement.

In May 2019, we entered into a Capital on Demand™ Sales Agreement, or the 2019 Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $30.0 million in shares of our common stock, from time to time. Through December 31, 2020, we sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29.1 million. As of May 2020, we had fully utilized and closed the 2019 ATM Facility.
In May 2020, we entered into a Capital on Demand™ Sales Agreement, or the 2020 Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $50.0 million in shares of our common stock, from time to time. Through December 31, 2020, we have not sold any shares of common stock at-the-market under the 2020 Sales Agreement.
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $175.1 million.
Future Funding Requirements
We expect our expenses will increase in the future as we anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 Phase 1 clinical trials. Additionally, we expect to continue to incur additional costs associated with operating as a public company.
We believe that our existing cash, cash equivalents, and marketable securities, as of March 9, 2021, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2023, excluding any future milestone payments from Novartis or GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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
Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration and license arrangements, including the Novartis Agreement and GSK Agreement. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts.
Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash provided by (used in):
Operating activities	$29,997	$(60,140)	$(13,222)
Investing activities	58,307	16,965	(36,584)
Financing activities	40,082	7,415	110,376
Net increase (decrease) in cash and cash equivalents and restricted cash	$128,386	$(35,760)	$60,570

Operating Activities
During the year ended December 31, 2020, net cash provided by operating activities was $30.0 million, primarily due our net income of $59.3 million and non-cash charges of $13.0 million, partially offset by net cash used in our operating assets and liabilities of $42.3 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $2.4 million increase in accrued expenses and other current liabilities, a $2.6 million increase in unbilled receivables, a decrease of $38.6 million in deferred revenue - related party, and a $2.7 million decrease in accounts payable. The increase in unbilled receivables is a result of amounts due from GSK for the reimbursement of supplying the licensed antibodies and transition services performed in December 2020 under the GSK Agreement. The decrease in deferred revenue was due to the removal of all future costs in the cost-to-cost model as a result of Novartis’ decision not to purchase and exercise the single remaining Option under the Novartis Agreement prior to it expiring in January 2020. The increase in accrued expenses and other current liabilities was primarily due to increases in payroll related accruals and R&D accruals associated with our clinical trials.
During the year ended December 31, 2019, net cash used in operating activities was $60.1 million, primarily due to our net loss of $54.8 million and net cash used in our operating assets and liabilities of $14.3 million, partially offset by non-cash charges of $8.9 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $15.4 million decrease in deferred revenue, a $0.7 million decrease in accrued expenses and other current liabilities, a decrease of $1.8 million in our lease liability and a $3.0 million decrease in prepaid expenses and other current assets. The decrease in deferred revenue was due to recognition of revenue under the Novartis Agreement in 2019. The decrease in accrued expenses and other current liabilities was primarily due to the reduction of manufacturing costs incurred in the current year offset increased payroll related accruals. The decrease in our lease liability is a result of rent payments made on our corporate lease in 2019. The decrease in prepaid expenses and other current assets was primarily due to the collection of the insurance claim in 2019.

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
Investing Activities
During the year ended December 31, 2020, net cash provided by investing activities was $58.3 million, primarily due to $59.0 million in proceeds from sales or maturities of marketable securities. This was partially offset by purchases of marketable securities of $0.7 million.
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
Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $40.1 million, consisting of proceeds of $29.1 million received from issuance of our shares of common stock at-the-market under the 2019 Sales Agreement, proceeds from the issuance of the second tranche of our convertible note payable of $10.0 million, proceeds from the exercise of common stock of $0.8 million, and proceeds from employee stock purchases of $0.2 million.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

	(in thousands)
Operating lease commitments (1)	$53,381	$5,529	$10,798	$11,189	$25,865
Note payable commitments (2)	18,315	1,359	16,956	—	—
Research and manufacturing commitments (3)	6,860	5,910	680	270	—
Total	$78,556	$12,798	$28,434	$11,459	$25,865
(1)Reflects payments due for leases of office and laboratory space that expire in March 2030.
(2)Reflects payments due under our debt facility with K2 Health Ventures.
(3)Reflects commitments for costs associated with external CMOs and CROs engaged to manufacture clinical trial materials as well as to conduct our clinical trials and discovery research and preclinical development activities.
Under various license and collaboration agreements to which we are a party, we may be required to make milestone payments and pay royalties and other amounts to third parties. We have not included any such contingent payment obligations in the table above as the amount, timing and likelihood of such payments are not known.
Under our development and option agreement with Adimab LLC, or Adimab, we are obligated to make milestone payments and to pay specified fees upon the exercise of the research or commercialization options under the agreement. During the discovery term, we may be obligated to pay Adimab up to $250,000 for technical milestones achieved against each biological target. Upon exercise of a research option, we are obligated to pay a nominal research maintenance fee on each of the next four anniversaries of the exercise. Upon the exercise of each commercialization option, we will be required to pay an option exercise fee of a low seven-digit dollar amount, and we may be responsible for milestone payments of up to an aggregate of $13.0 million for each licensed product that receives marketing approval. For any licensed product that is commercialized, we are obligated to pay Adimab tiered royalties of a low to mid single-digit percentage on worldwide net sales of such product. We may also partially exercise a commercialization option with respect to ten antibodies against a biological target by paying 65% of the option fee and later either (i) paying the balance and choosing up to 20 antibodies for commercialization or (ii) foregoing the commercialization option entirely. Any payments payable to Adimab as a result of any product candidates being developed pursuant to the GSK Agreement, will be payable to Adimab directly by GSK.
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
All of our revenues to date have been generated through our collaboration agreements with Novartis and GSK. See Note 8, “Collaboration Agreements” for additional details regarding our collaboration agreements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our cash, cash equivalents and marketable securities as of December 31, 2020 consisted of cash and a money market fund invested primarily in short-term U.S. Treasury obligations. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Item 8. Financial Statements and Supplementary Data.
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
a.Evaluation of Disclosure Controls and Procedures - Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b.Management's Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2020.
c.Changes in Internal Controls - There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation.
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accounting Fees and Services.
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

1.1
License Agreement, dated as of December 16, 2020, by and between the Company and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020 (File No. 001-38459) and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2018 (File No. 001-38459) and incorporated herein by reference)

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

4.3	Description of the Registrant's Securities (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on March 10, 2020 (File No. 001-38459) and incorporated herein by reference)

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
Sublease Agreement by and between the Company and EQRx, Inc., dated December 16, 2019 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on March 10, 2020 (File No. 001-38459) and incorporated herein by reference)

Exhibit Number	Description

10.23†
Loan and Security Agreement, dated November 22, 2019, by and among Surface Oncology, Inc., K2 HealthVentures, LLC and Ankura Trust Company, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2019 (File No. 001-38459) and incorporated herein by reference)

10.24
Transition and CEO Support Agreement, dated February 9, 2020, by and between J. Jeffrey Goater and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-38459) and incorporated herein by reference)

10.25
Amended and Restated Employment Agreement, dated February 9, 2020, by and between Robert Ross, M.D. and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-38459) and incorporated herein by reference)

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

Company Name

Date: March 9, 2021	By:	/s/ J. Jeffrey Goater
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

Name	Title	Date

/s/ J. Jeffrey Goater	Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)	March 9, 2021
J. Jeffrey Goater

/s/ Jessica Fees	Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 9, 2021
Jessica Fees

/s/ Daniel S. Lynch	Chairman of the Board	March 9, 2021
Daniel S. Lynch

/s/ David S. Grayzel, M.D.	Director	March 9, 2021
David S. Grayzel, M.D.

/s/ Geoffrey McDonough, M.D.	Director	March 9, 2021
Geoffrey McDonough, M.D.

/s/ Armen B. Shanafelt, Ph.D	Director	March 9, 2021
Armen B. Shanafelt, Ph.D

/s/ Elliott Sigal, M.D., Ph.D.	Director	March 9, 2021
Elliott Sigal, M.D., Ph.D.

/s/ Laurie D. Stelzer	Director	March 9, 2021
Laurie D. Stelzer

/s/ Ramy Ibrahim M.D.	Director	March 9, 2021
Ramy Ibrahim M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Surface Oncology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Surface Oncology, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2021

We have served as the Company's auditor since 2016.

SURFACE ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$175,141	$46,755
Marketable securities	—	58,406
Prepaid expenses and other current assets	5,368	2,765
Total current assets	180,509	107,926
Property and equipment, net	6,664	7,286
Operating lease right-of-use asset	27,911	14,858
Restricted cash	1,595	1,595
Other assets	459	28
Total assets	$217,138	$131,693
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,674	$3,384
Accrued expenses and other current liabilities	10,448	8,012
Deferred revenue - related party	—	4,916
Operating lease liability	5,529	2,962
Total current liabilities	17,651	19,274
Deferred revenue - related party, non-current	—	33,676
Operating lease liability, non-current	28,981	16,968
Convertible note payable, non-current	14,759	5,109
Total liabilities	61,391	75,027
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 authorized at December 31, 2020 and December 31, 2019; 40,707,047 and 27,893,337 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	218,001	178,155
Accumulated other comprehensive income	—	103
Accumulated deficit	(62,258)	(121,595)
Total stockholders’ equity	155,747	56,666
Total liabilities and stockholders’ equity	$217,138	$131,693

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Collaboration revenue - related party	$38,592	$15,360	$59,417
License revenue	87,570	—	—
Total revenue	$126,162	$15,360	$59,417
Operating expenses:
Research and development	41,018	52,118	52,492
General and administrative	23,558	20,608	16,076
Total operating expenses	64,576	72,726	68,568
Income (loss) from operations	61,586	(57,366)	(9,151)
Interest and other income (expense), net	(2,249)	2,577	2,554
Net income (loss)	59,337	(54,789)	(6,597)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(11)
Net income (loss) attributable to common stockholders	$59,337	$(54,789)	$(6,608)
Net income (loss) per share attributable to common stockholders—basic	$1.67	$(1.97)	$(0.33)
Weighted average common shares outstanding—basic	35,545,121	27,854,912	19,990,773
Net income (loss) per share attributable to common stockholders—diluted	$1.57	$(1.97)	$(0.33)
Weighted average common shares outstanding—diluted	38,141,793	27,854,912	19,990,773
Comprehensive income (loss):
Net income (loss)	$59,337	$(54,789)	$(6,597)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(103)	222	127
Comprehensive income (loss)	$59,234	$(54,567)	$(6,470)
The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A and A-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	37,100,000	$48,517	2,686,350	$—	$6,877	$(246)	$(73,945)	$(67,314)
Issuance of common stock upon exercise of stock options	—	—	272,895	—	467	—	—	467
Repurchases of unvested restricted stock	—	—	(16,935)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,217	—	—	5,217
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	(11)
Conversion of redeemable convertible preferred stock to common stock	(37,100,000)	(48,528)	16,863,624	2	48,526	—	—	48,528
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	7,200,000	1	97,208	—	—	97,209
Issuance of common stock to a related party	—	—	766,666	—	11,500	—	—	11,500
Adjustment due to the adoption of ASC 606	—	—	—	—	—	—	13,736	13,736
Unrealized gain on marketable securities	—	—	—	—	—	127	—	127
Net loss	—	—	—	—	—	—	(6,597)	(6,597)
Balances at December 31, 2018	—	—	27,772,600	3	169,784	(119)	(66,806)	102,862
Issuance of common stock upon exercise of stock options	—	—	110,156	—	255			255
Issuance of common stock upon public offering, net of issuance costs	—	—	10,581	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	5,991	—	—	5,991
Portion of convertible note payable proceeds allocated to beneficial conversion feature	—	—	—	—	2,101	—	—	2,101
Unrealized gain on marketable securities	—	—	—	—	—	222	—	222
Net loss	—	—	—	—	—	—	(54,789)	(54,789)
Balances at December 31, 2019	—	—	27,893,337	3	178,155	103	(121,595)	56,666
Issuance of common stock upon exercise of stock options	—	—	223,895	—	802	—	—	802
Issuance of common stock under stock purchase plan	—	—	89,172	—	194	—	—	194
Issuance of common stock upon public offering, net of issuance costs	—	—	11,218,593	1	29,085	—	—	29,086
Issuance of common stock upon conversion of convertible note payable	—	—	1,282,050	—	2,000	—	—	2,000
Stock-based compensation expense	—	—	—	—	7,765	—	—	7,765
Unrealized loss on marketable securities	—	—	—	—	—	(103)	—	(103)
Net income	—	—	—	—	—	—	59,337	59,337
Balances at December 31, 2020	—	$—	40,707,047	$4	$218,001	$—	$(62,258)	$155,747

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share amounts)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$59,337	$(54,789)	$(6,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,670	1,785	1,347
Stock-based compensation expense	7,765	5,991	5,217
Non-cash interest expense related to note payable	1,650	74	—
Net amortization of premiums and discounts on marketable securities	(47)	(764)	(377)
Loss on disposal of property and equipment	1	1	14
Non-cash operating lease cost	1,950	1,814	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32)	3,001	2,170
Unbilled receivable	(2,571)	—	—
Other assets	(431)	12	(26)
Accounts payable	(2,716)	583	23
Accrued expenses and other current liabilities	2,436	(710)	(524)
Deferred rent	—	—	(52)
Operating lease liability	(423)	(1,778)	—
Deferred revenue - related party	(38,592)	(15,360)	(14,417)
Net cash provided by (used in) operating activities	29,997	(60,140)	(13,222)
Cash flows from investing activities:
Purchases of property and equipment	(43)	(1,538)	(2,019)
Purchases of marketable securities	(650)	(118,347)	(107,257)
Proceeds from sales or maturities of marketable securities	59,000	136,850	72,692
Net cash provided by (used in) investing activities	58,307	16,965	(36,584)
Cash flows from financing activities:
Payments of initial public offering costs	—	—	(2,031)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	—	100,440
Proceeds from issuance of common stock to a related party	—	—	11,500
Proceeds from issuance of convertible note payable, net of issuance costs	10,000	7,217	—
Payments of debt issuance costs	—	(81)	—
Proceeds for issuance of common stock offering, net	29,086	24	—
Proceeds from employee stock purchases	194	—	—
Proceeds from exercise of stock options	802	255	467
Net cash provided by financing activities	40,082	7,415	110,376
Net increase (decrease) in cash and cash equivalents and restricted cash	128,386	(35,760)	60,570
Cash and cash equivalents and restricted cash at beginning of period	48,350	84,110	23,540
Cash and cash equivalents and restricted cash at end of period	$176,736	$48,350	$84,110
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$28
Cash paid for interest	$1,052	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$11
Purchases of property and equipment included in accounts payable and accrued expenses	$1,006	$—	$692
Additional right-of-use asset and related lease liability	$15,003	$—	$—
Conversion of note payable into shares of common stock	$2,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.Nature of the Business
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
On April 23, 2018, the Company completed its initial public offering of its common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108,000, or net proceeds of $97,209 after deducting underwriting discounts, commissions and offering expenses. Concurrent with the initial public offering, the Company issued Novartis Institutes for Biomedical Research, Inc., or Novartis, 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500, in a private placement.
Upon the closing of the Company’s initial public offering on April 23, 2018, all shares of Series A and A-1 redeemable convertible preferred stock (the “Series A Preferred Stock” and “Series A-1 Preferred Stock”, respectively) automatically converted into 16,863,624 shares of common stock.
On May 1, 2019, the Company entered into a Capital on Demand™ Sales Agreement (the “2019 Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to issue and sell shares of the Company’s common stock of up to $30,000 in gross proceeds, from time to time during the term of the a Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2019 ATM Facility”). The 2019 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2019 ATM Facility. The Company has no obligation to sell any shares under the 2019 ATM Facility and may, at any time, suspend solicitation and offers under the 2019 Sales Agreement. As of December 31, 2020, the Company has sold 11,229,174 shares under the 2019 ATM Facility for net proceeds of $29,110. As of May 22, 2020, the Company had fully utilized and closed the 2019 ATM Facility.
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company has no obligation to sell any shares under the 2020 ATM Facility and may, at any time, suspend solicitation and offers under the 2020 Sales Agreement. Through December 31, 2020, the Company has not sold any shares of common stock at-the-market under the 2020 Sales Agreement.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from collaboration agreements with Novartis and GSK, and issuance of a debt facility with K2 Health Ventures. The Company earned net income of $59,337 in the year ended December 31, 2020, primarily related to revenue recognized under the GSK Agreement. Historically, the Company has incurred losses and negative cash flows from operations since its inception, including net losses of $54,789, and $6,597 for the years ended December 31, 2019 and 2018. As of December 31, 2020 and 2019, the Company had an accumulated deficit of $62,258 and $121,595, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of March 9, 2021, the issuance date of the consolidated financial statements for the year ended December 31, 2020, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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

2.Summary of Significant Accounting Policies

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
Restricted Cash
At December 31, 2020 and 2019, restricted cash consisted of cash deposited in a separate bank account as collateral for the Company’s facilities lease obligations. At December 31, 2020 and 2019, $1,595 of restricted cash was classified as non-current.
Concentration of Credit Risk and of Significant Suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. The Company maintains its cash, cash equivalents, and marketable securities at two accredited financial institution in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs (non-current) until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss. The Company did not record any deferred offering costs as of December 31, 2020 or 2019.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the useful life of the asset. Laboratory equipment is depreciated over five years. Computer equipment and furniture and office equipment are depreciated over three years. Leasehold improvements are amortized over the shorter of the lease term or 10 years. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is included in income (loss) from operations.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.
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

i.identify the contract(s) with a customer;
ii.identify the performance obligations in the contract;
iii.determine the transaction price
iv.allocate the transaction price to the performance obligations within the contract; and
v. recognize revenue when (or as) the entity satisfies a performance obligation.
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
The Company’s revenue arrangements includes the following:
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
The Company’s revenues have been generated through our collaboration agreement with Novartis and license agreement with GSK. See Note 8, “Collaboration Agreements” for additional details regarding the Company’s collaboration and license agreements.

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
Following the Company’s adoption of ASU 2018-7, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), on January 1, 2019, for stock-based awards issued to non-employees, the Company no longer revalues non-employee awards at each reporting date and instead calculates the fair value of the awards as of the grant date using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized over the related service period.
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
Leases
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
Segment Data
The Company manages its operations as a single segment for the purposes of assessing performance and making decisions. The Company’s singular focus is using its specialized knowledge of the biological pathways critical to the TME for the development of next-generation cancer therapies. All of the Company’s tangible assets are held in the United States, and all revenue is derived from the Company’s two collaboration partners, both of which are in the United States.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) in all periods presented was unrealized gains (losses) on marketable securities.
Net Income (Loss) per Share
The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including the assumed conversion of the Company’s convertible note payable and outstanding options to purchase common stock, except where the results would be anti-dilutive. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effective of the conversion of the convertible note payable and outstanding options to purchase common stock. In the diluted net income (loss) per share calculation, net income (loss) would also be adjusted for the elimination of interest expense on the convertible note payable (which includes amortization of the discount created for the beneficial conversion feature), if the impact was not anti-dilutive. For purpose of this calculation, outstanding options to purchase common stock or redeemable convertible preferred stock are considered potential dilutive common shares.
Recently Adopted Accounting Pronouncements
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. ASU 2018-18 makes targeted improvements to generally accepted accounting principles for collaborative arrangements, including: (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in Topic 808 to align with the guidance in ASC 606, and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. This standard became effective for the Company on January 1, 2020 and the adoption of ASU 2018-18 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.Marketable Securities
As of December 31, 2020, there were no available-for-sale marketable debt securities.
As of December 31, 2019, the fair value of available-for-sale marketable securities by type of security was as follows:

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

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the year ended December 31, 2020 and 2019 realized gain on sales of marketable securities were $12 and $7, respectively. During the year ended December 31, 2018, there were no realized losses on sales of marketable securities. There were no marketable securities that required adjustment for other-than-temporary declines in fair value during the years ended December 31, 2020, 2019, and 2018.
There were no securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2020. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2019 was $8,031. There were no securities held in an unrealized loss position for more than twelve months as of December 31, 2020 and 2019. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of December 31, 2020 and 2019.

4.Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$139,266	$—	$—	$139,266
	$139,266	$—	$—	$139,266

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,490	$—	$—	$30,490
U.S. government agency bonds	—	2,500	—	2,500
Marketable securities:
U.S. Treasury notes	—	42,868	—	42,868
U.S. government agency bonds	—	15,538	—	15,538
	$30,490	$60,906	$—	$91,396

As of December 31, 2020 and 2019, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. As of December 31, 2019, the Company’s marketable securities consisted of U.S. Treasury notes, and U.S. government agency bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes and U.S. government agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
5.Property and Equipment, Net
Property and equipment, net consisted of the following:

	Year Ended December 31,
	2020	2019
Laboratory equipment	$3,601	$3,583
Leasehold improvements	7,638	6,632
Computer equipment	535	511
Furniture and office equipment	1,074	1,074
	12,848	11,800
Less: Accumulated depreciation and amortization	(6,184)	(4,514)
	$6,664	$7,286

For the years ended December 31, 2020, 2019, and 2018 depreciation and amortization expense was $1,670, $1,785, and $1,347 respectively.
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	Year Ended December 31,
	2020	2019
Prepaid expenses	$2,797	$2,429
Unbilled receivable	2,571	—
Interest receivable on marketable securities	—	336
	$5,368	$2,765

7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	Year Ended December 31,
	2020	2019
Accrued external research and development costs	$4,017	$3,468
Accrued payroll and payroll-related costs	5,056	3,380
Accrued professional fees	327	410
Other	1,048	754
	$10,448	$8,012

17

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8.Collaboration and License Agreements
Collaboration Agreement with Novartis
In January 2016, the Company entered into a collaboration agreement with Novartis (the “Novartis Agreement”), which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (the “October 2018 Amendment”). Pursuant to the Novartis Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 ("CD73"). In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing and commercialization rights. Novartis initially had the right to exercise up to three purchased Options. Under the Novartis Agreement, therefore, Novartis had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73). In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Therefore, there are no Options remaining eligible for purchase, and potential exercise, and the Company’s performance obligations under the Novartis Agreement have ended.
Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Novartis Agreement and sold 2,000,000 shares of its Series A-1 redeemable convertible preferred stock (the "Series A-1 Preferred Stock") to Novartis, which were subsequently converted to common stock. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500 in a private placement.
During the years ended December 31, 2020 and 2019, the Company made no cash payments to Novartis related to the Novartis Agreement.
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
Exclusivity
Neither the Company nor Novartis may, alone or with any affiliate or third party, develop or commercialize any antibody that specifically binds to CD73. The October 2018 Amendment clarified that Novartis is permitted to research, develop, manufacture or commercialize any diagnostic product that specifically binds to CD73, subject to Novartis’ compliance with its rights and obligations under the Novartis Agreement, and provided that where such diagnostic product is an Adimab diagnostic product, Novartis may research, develop, manufacture or commercialize such Adimab diagnostic product solely for the purpose of research, development or commercialization of a therapeutic or prophylactic licensed product that specifically binds to the same licensed target.
Financial Terms
Upon entering into the Novartis Agreement in January 2016, Novartis made an upfront payment to the Company of $70,000. The Company is also eligible to receive payments upon the achievement of specified development and sales milestones as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages, upon successful commercialization of NZV930 (formerly SRF373). Under the Novartis Agreement, the Company is currently entitled to potential milestones of $525,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Termination
Unless terminated earlier, the Novartis Agreement will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing or commercializing NZV930. Novartis may terminate the Novartis Agreement for any reason upon prior notice to the Company within a specified time period. Either party may terminate the Novartis Agreement in full if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience, or the Company terminates for Novartis’ material breach, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize NZV930.
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
In February 2018, the Company received an additional milestone payment of $45,000 from Novartis upon Novartis’ receipt and acceptance of the first final audited Good Laboratory Practices (“GLP”) toxicology study report for NZV930. Upon achieving the milestone, the Company concluded this variable consideration associated with this milestone was no longer constrained and included the $45,000 in the transaction price. The Company recognized $12,268, $4,882, and $27,850 as collaboration revenue – related party in the years ended December 31, 2020, 2019 and 2018, respectively, based on the ratio of actual costs incurred as of the milestone achievement date to the total estimated costs with respect to performing research on antibodies that bind to CD73 and other specified targets under the Novartis Agreement. There is no remaining unrecognized amount to be recognized to revenue as of December 31, 2020.
In March 2018, Novartis notified the Company of its decision not to exercise its Option related to CD47. The Company recognized the $5,000 exclusive option right payment as collaboration revenue – related party in the first quarter of 2018 because the Company no longer has any remaining performance obligations related to CD47.
In March 2018, the Company and Novartis elected to terminate a specified target under the Novartis Agreement. Future costs associated with this target were removed from the estimated total costs in the cost-to-cost model.
In February 2019, Novartis notified the Company of its decision not to purchase the Option related to IL-27. Future costs associated with this target were removed from the estimated total costs in the cost-to-cost model.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Future costs associated with this target were removed from the estimated total costs in the cost-to-cost model. This resulted in the Company recognizing the remaining deferred revenue of $38,592 to collaboration revenue - related party in January 2020.
For the years ended December 31, 2020, 2019, and 2018, the Company recognized the following totals of collaboration revenue – related party:

	Year Ended December 31,
	2020	2019	2018
Collaboration revenue - related party	$38,592	$15,360	$59,417

The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2020 (in thousands):

	December 31, 2019	Additions	Deductions	December 31, 2020
Contract liabilities (1)
Total deferred revenue - related party	$38,592	—	$(38,592)	$—

(1)Additions to contract liabilities relate to consideration from Novartis during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.
During the year ended December 31, 2020, the Company recognized $38,592 of revenue related to the amounts included in the contract liability balance at the beginning of the period. As there are no Options remaining eligible for purchase and exercise, the Company's performance obligations under the Novartis Agreement have ended.
License Agreement with GSK
In December 2020, the Company entered into a license agreement (the “GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”). Pursuant to the GSK Agreement, the Company granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody SRF813, targeting CD112R, also known as PVRIG (the “Licensed Antibodies”). GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee will be formed to facilitate information sharing between the Company and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies.
Development, Manufacturing and Commercialization of Licensed Antibodies
GSK has the sole right to develop, manufacturer and commercialize the Licensed Antibodies and corresponding licensed products worldwide. GSK is obligated to use commercially reasonable efforts to develop the Licensed Antibodies and corresponding licensed products. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee.
Exclusivity
During the term of the GSK Agreement, neither the Company, nor any affiliates, will research, develop, manufacture, or commercialize any alternative product.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Financial Terms
Under the terms of the agreement, GSK made a one-time upfront payment of $85,000 and is required to make additional payments to the Company for supply services and transition services estimated to be $4,314 and $950, respectively. The Company is eligible to receive up to $90,000 in clinical and $155,000 in regulatory milestones. In addition, the Company may receive up to $485,000 in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement.
Termination
Unless terminated earlier, the GSK Agreement expires on a licensed product-by-licensed product and country-by-country basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim or regulatory exclusivity covering such licensed product in such country. Either party may terminate the GSK Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. GSK may terminate the GSK Agreement for its convenience. The Company may terminate the GSK Agreement if GSK institutes certain actions related to the licensed patents or if GSK ceases development activities, other than for certain specified technical or safety reasons. In the event of termination, the Company would regain worldwide rights to the terminated program.
Revenue Recognition – License Revenue
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
The Company assessed the GSK Agreement in accordance with ASC 606 and concluded that GSK is a customer. The Company identified the following promises under the contract: (i) a worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supplying Licensed Antibodies until an investigational new drug application is accepted by a regulatory authority (iii) transition services until an investigational new drug application is accepted by a regulatory authority; and (iv) participation on the joint development and joint patent committees. The Company assessed the above promises and determined that the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies is considered functional intellectual property and distinct from other promises under the contract. This functional license is distinct in the context of the GSK Agreement as GSK can benefit from the license on its own or together with other readily available resources. In addition, the supply and transition services are not complex or specialized, could be performed by another qualified third party, are not expected to significantly modify or customize the license to SRF813, and are expected to be performed only for a short period of time. The Company determined that the impact of participation on the joint development and joint patent committees was insignificant and had an immaterial impact on the accounting model. Based on these assessments, the Company identified three distinct performance obligations at the outset of the GSK Agreement.
The Company determined the transaction price under ASC 606 at the inception of the GSK Agreement to be $90,264, consisting of the upfront payment of $85,000 plus $4,314 for supply of the Licensed Antibodies and $950 for the transition services. The Company evaluated how much variable consideration related to clinical and regulatory milestones to include in the transaction price using the most likely amount approach and concluded that no amount should be included in the transaction price due to the high degree of uncertainty and risk associated with these potential payments. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an investigational new drug application is accepted by a regulatory authority; and (iii) transition services until an investigational new drug application is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price (“SSP”) with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of these license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license revenue during the year ended December 31, 2020 under the GSK Agreement. The Company will recognize $4,314 and $950 allocated to the supply services and transition services over time. The Company transfers control of these services over time and GSK receives and consumes the benefit over time as the Company performs the services. For the year ended December 31, 2020, the Company recognized $2,570 of license revenue for the supply services, which represents the costs incurred associated with the portion of goods that were immediately transferred upon execution of the GSK Agreement. The remainder of the consideration will be recognized as the manufacturing is performed. An immaterial amount of the transition services were performed in the year ended December 31, 2020.
The aggregate amount of the transaction price allocated to the performance obligations that is partially unsatisfied was $2,694. The Company expects to recognize the remaining revenue associated with the GSK Agreement in the year ending December 31, 2021. As of December 31, 2020, the Company did not have a contract liability associated with the GSK Agreement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary.
For the years ended December 31, 2020, 2019, and 2018, the Company recognized the following totals of license revenue:

	Year Ended December 31,
	2020	2019	2018
License revenue	$87,570	$—	$—
9.Redeemable Convertible Preferred Stock
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

10.Stockholders’ Equity
Common Stock
As of December 31, 2020 and 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through December 31, 2020.
As of December 31, 2020 and 2019, the Company had reserved 22,728,991 and 17,351,095 shares, respectively, of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, shares to be issued under the 2020 ATM Facility, shares to be issued upon the conversion of the Loan Agreement (as defined below), and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan and 2018 Employee Stock Purchase Plan.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock:

	As of December 31,
	2020	2019
Options to purchase common stock	6,011,126	5,418,113
Shares available for future grant	664,544	1,409,019
RSU's issued and expecting to vest	1,043,300	—
2018 Employee Stock Purchase Plan	724,305	534,544
Shares available from conversion of note payable	1,282,052	—
Shares available from ATM offering	13,003,664	9,989,419
Total reserved	22,728,991	17,351,095

In May 2020, the Company entered into the 2020 Sales Agreement with JonesTrading to issue and sell shares up to $50,000 in shares of the Company's common stock from time to time. As of December 31, 2020, the company has not sold any shares of common stock at-the-market under the 2020 Sales Agreement.

In May 2019, the Company entered into the 2019 Sales Agreement with JonesTrading to issue and sell shares up to $30,000 in shares of the Company’s common stock from time to time. As of December 31, 2020, the Company has sold 11,229,174 shares under the 2019 ATM Facility for net proceeds of $29,110. As of May 2020, the Company has fully utilized and closed the 2019 ATM Facility.
On April 23, 2018, the Company completed its initial public offering of its common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108,000, or net proceeds of $97,209.  Concurrent with the initial public offering, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500, in a private placement.

11.Stock-Based Awards
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
As of December 31, 2020 and 2019 all remaining shares available under the 2014 Plan were transferred to the 2018 Plan.

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
As of December 31, 2020 and 2019, 664,544 shares and 1,409,019 shares were available for future issuance under the 2018 Plan, respectively.
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
Stock Option Valuation
The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.29%	2.46%	2.67%
Expected term (in years)	5.99	6.12	6.18
Expected volatility	71.34%	73.62%	72.70%
Expected dividend yield	0.0%	0.0%	0.0%

Stock Options
The following table summarizes the Company’s stock option activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in years)
Outstanding as of December 31, 2019	5,418,113	$6.11	7.69	$690
Granted	1,290,300	3.33
Exercised	(223,895)	3.58
Forfeited	(473,392)	6.82
Outstanding as of December 31, 2020	6,011,126	$5.55	7.28	$24,912
Options exercisable at December 31, 2020	3,890,626	$5.71	6.72	$15,640
Vested and expected to vest at December 31, 2020	6,011,126	$5.55	7.28	$24,912

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2020 and 2019, was $2.11 and $2.71, respectively.
The aggregate fair value of stock options vested during the years ended December 31, 2020 and 2019, was $6,742 and $6,634, respectively.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $735, $208, and $1,887 respectively.
As of December 31, 2020, and 2019, there were outstanding stock options held by non-employees for the purchase of 253,971 and 272,343 shares of common stock, respectively, with service-based vesting conditions.
Restricted Stock Units
The Company has granted restricted stock units ("RSUs") with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. In the year ended December 31, 2020, the Company granted 1,071,400 RSUs that vest in full after eighteen-months as long as the individual remains an employee of the Company at such time.
The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2019	—	$—
Granted	1,071,400	3.22
Vested	—	—
Forfeited	(28,100)	3.57
Unvested restricted stock units as of December 31, 2020	1,043,300	$3.21

The expense related to RSUs granted to employees was $2,097 for the year ended December 31, 2020.
At December 31, 2020, there was $1,249 of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 0.55 years.
2018 Employee Stock Purchase Plan
On April 3, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of December 31, 2020, a total of 724,305 shares of common stock were reserved for issuance under this plan.
For the year ended December 31, 2020 the Company issued 89,172 shares of common stock under the ESPP. The Company did not issue any shares of common stock under the ESPP in the year ended December 31, 2019.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options, restricted stock awards, and the ESPP in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2020	2019	2018
Research and development expenses	$2,826	$2,350	$2,557
General and administrative expenses	4,939	3,641	2,660
	$7,765	$5,991	$5,217

As of December 31, 2020, the Company had an aggregate of $8,159 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.57 years.

12.Debt
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
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets. The Loan Agreement contains customary representations, warranties and also includes customary events of default, including payment defaults, breaches of non-financial covenants, change of control and a material adverse effect clause. No financial covenants were included in the Loan Agreement. As of December 31, 2020, the Company is in compliance with all other covenants under the Loan Agreement.

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
In August 2020, the Lender elected to convert $2,000 of the outstanding term loan amount into 1,282,050 shares of the Company's common stock, in accordance with the Loan Agreement. As of December 31, 2020, the outstanding principal balance was $15,500.
The Company recorded interest expense related to the loan facility of $2,745 and $147 for the years ended December 31, 2020 and 2019, respectively. The fair value of the loan at December 31, 2020 approximates its face amount due to the floating interest rate.
In February 2020, the Lender elected to convert $1,500 of the outstanding term loan agreement into 961,538 shares of the Company's common stock, in accordance with the Loan Agreement. After the conversion, the outstanding principal balance will be $14,000.
Future principal debt payments on the loan payable are as follows (in thousands):

December 31, 2020
2021	$—
2022	7,401
2023	8,099
Total principal payments	15,500
Final fee due at maturity in 2023	779
Total principal payments and final fee	16,279
Unamortized debt discount and final fee	1,520
Note payable	$14,759

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13.Net Income (Loss) per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2020	2019	2018

Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$59,337	$(54,789)	$(6,597)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(11)
Net income (loss) attributable to common stockholders	$59,337	$(54,789)	$(6,608)
Denominator:
Weighted average commons shares outstanding—basic	35,545,121	27,854,912	19,990,773
Net income (loss) per share attributable to common stockholders—basic	$1.67	$(1.97)	$(0.33)

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders - basic	$59,337	$(54,789)	$(6,608)
Interest expense on convertible note payable	395	—	—
Net income (loss) attributable to common stockholders - diluted	$59,732	$(54,789)	$(6,608)
Denominator:
Weighted average commons shares outstanding—basic	35,545,121	27,854,912	19,990,773
Shares issuable upon conversion of convertible notes, as if converted	1,282,052	—	—
Dilutive effect of restricted stock units	557,402	—	—
Dilutive effect of common stock equivalents	757,218	—	—
Weighted average commons shares outstanding—diluted	38,141,793	27,854,912	19,990,773
Net income (loss) per share attributable to common stockholders—diluted	$1.57	$(1.97)	$(0.33)

Stock options and restricted stock units for the purchase of 3,146,458 and 2,400, weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the year ended December 31, 2020 because those options and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

14.License Agreements
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
28

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
Under the agreement, the Company is obligated to make milestone payments and to pay specified fees upon the exercise of the Research or Commercialization Options. During the discovery term, the Company may be obligated to pay Adimab up to 250 for technical milestones achieved against each biological target. Upon exercise of a Research Option, the Company is obligated to pay a nominal research maintenance fee on each of the next four anniversaries of the exercise. Upon the exercise of each Commercialization Option, the Company will be required to pay an option exercise fee of a low seven-digit dollar amount, and the Company may be responsible for milestone payments of up to an aggregate of 13,000 for each licensed product that receives marketing approval. For any licensed product that is commercialized, the Company is obligated to pay Adimab tiered royalties of a low to mid single-digit percentage on worldwide net sales of such product. The Company may also partially exercise a Commercialization Option with respect to ten antibodies against a biological target by paying 65% of the option fee and later either (i) paying the balance and choosing additional antibodies for commercialization, up to the maximum number under the Commercialization Option, or (ii) foregoing the Commercialization Option entirely. For any Adimab diagnostic product that is used with or in connection with any compound or product other than a licensed antibody or licensed product, the Company is obligated to pay Adimab up to a low seven digits in regulatory milestone payments and low single-digit royalties on net sales. No additional payment is due with respect to any companion diagnostic or any diagnostic product that does not contain any licensed antibody. Any payments payable to Adimab as a result of any product candidates being developed pursuant to the GSK Agreement, will be payable to Adimab directly by GSK.
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
During the years ended December 31, 2020, 2019, and 2018, the Company recognized research and development expense under the agreement of $3,092, $1,175, and $2,480, respectively.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15.Income Taxes

	Year Ended December 31,
	2020	2019	2018
Income (loss) before taxes:
Domestic	$59,346	$(54,789)	$(6,597)
Foreign	—	—	—
Total income (loss) before income taxes	$59,346	$(54,789)	$(6,597)

Income Taxes
During the year ended December 31, 2020, the Company recorded no income tax expense or benefit for the net income incurred or for the research and development tax credits generated during the year due to the utilization of net operating loss carryforwards and the uncertainty of realizing a benefit from the credits. During the years ended December 31, 2019 and 2018, the Company recorded no income tax benefits for the net losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	(21.0)%	(21.0)%
State taxes, net of federal benefit	6.3%	(6.2)%	(6.2)%
Permanent differences	—%	—%	1.1%
Stock-based compensation	0.5%	1.0%	5.2%
Research and development tax credits	(3.2)%	(7.9)%	(13.7)%
Change in deferred tax asset valuation allowance	(24.5)%	33.7%	34.5%
Other	(0.1)%	0.4%	0.1%
Effective income tax rate	—%	—%	—%

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Significant components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$8,635	$19,629
Research and development tax credit carryforwards	8,344	6,234
Deferred revenue	—	10,543
Intangible assets	1,235	430
Accrued expenses	—	843
Stock-based compensation	3,911	2,414
Lease liability	9,428	5,445
Other	—	23
Total deferred tax assets	31,553	45,561
Valuation allowance	(21,961)	(36,535)
Deferred tax assets	9,592	9,026
Deferred tax liabilities:
Right-of-use asset	(7,625)	(4,059)
Depreciation	(1,478)	(1,281)
Deferred revenue tax accounting method change	—	(3,045)
Beneficial conversion feature on convertible note payable	(397)	(559)
Other	(92)	(82)
Total deferred tax liabilities	(9,592)	(9,026)
Net deferred tax assets	$—	$—

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of $31,394 and $71,495, respectively, and state net operating loss carryforwards of $32,312 and $73,021, respectively, available to reduce future income tax liabilities. As of December 31, 2020 and 2019, the Company also had federal research and development tax credit carryforwards of $6,259 and $4,501, respectively, and state research and development tax credit carryforwards of $2,545 and $2,025, respectively, available to reduce future income tax liabilities. The federal net operating loss carryforwards will not expire and the state net operating loss carryforwards begin to expire in 2039. The federal and state research and development tax credit carryforwards begin to expire in 2034 and 2030, respectively.
Utilization of the Company's net operating loss ("NOL") carryforwards and research and development ("R&D") credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("Section 382") as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, could result in a change of control as defined by Section 382. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2020 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership occurring after December 31, 2020 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
As required by the provisions of ASC 740, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the level of historical U.S. losses, management has determined that it is “more-likely-than-not” that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes and, as a result, a full valuation allowance has been established at December 31, 2020 and 2019. The valuation allowance increase primarily relates to the Company's revenue recognition for tax purposes, and were as follows:

	Year Ended December 31,
	2020	2019	2018
Valuation allowance at beginning of year	$(36,535)	$(18,602)	$(19,956)
Increases recorded to income tax provision	(11,675)	(17,933)	(5,644)
Decreases recorded as a benefit to income tax provision	26,249	—	6,998
Valuation allowance at end of year	$(21,961)	$(36,535)	$(18,602)

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2020 and 2019. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open under statute from 2017 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.

16.Leases

The Company leases real estate, primarily its corporate headquarters in Cambridge, Massachusetts. The Company’s leases have remaining terms ranging from 1 year to 9 years. Certain leases include options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that the renewal option related to its corporate headquarters would be exercised. However, for leases it determined the renewal option was probable to be exercised, the Company included the renewal period in the calculation of the operating lease right-of-use assets and operating lease liabilities. All of the Company’s leases qualify as operating leases. With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at either 9.5% or 10.5%, the Company’s incremental borrowing rates, over the expected term. The right-of-use asset is reduced by any lease incentives received and the legacy deferred rent balance.
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
In May 2018, the Company executed an amendment to lease an additional 33,526 square feet at 50 Hampshire Street in Cambridge, Massachusetts, with a 10-year term (“Expansion Space”). This additional space became available for occupancy on January 1, 2020 and rental payments related to the lease commenced in April 2020. In connection with this lease amendment, the Company is entitled to a landlord-provided tenant improvement allowance of up to $1,005 to be applied to the cost of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements and, as such, reflected the $1,005 lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	R&D Expense	$2,111	$2,312
	G&A Expense	3,292	899
Variable lease costs (1)	R&D Expense	585	707
	G&A Expense	1,169	276
Total lease cost		$7,157	$4,194

Weighted-average remaining lease term (in months)		109.84	119.6
Weighted-average discount rate		10.5%	10.5%

(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $6,608 and $4,148 for the years ended December 31, 2020 and 2019.

As of December 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2021	$5,529
2022	5,385
2023	5,413
2024	5,533
2025	5,656
Thereafter	25,865
Total future lease payments	53,381
Less: Interest	(18,871)
Present value of future lease payments (lease liability)	$34,510

Future minimum lease payments for the Company’s operating leases as of December 31, 2019 were as follows:

Year Ending December 31,
2020	$3,796
2021	5,529
2022	5,385
2023	5,413
2024	5,533
Thereafter	31,827
$57,483

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Sublease Agreement with EQRx, Inc.
In December 2019, the Company entered into a sublease agreement with EQRx, Inc. to sublease the entire Expansion Space. The term of the sublease agreement commenced in January 2020 and ends on the last day of the 36th calendar month following rent commencement, with no option to extend. The annual rent for the subleased premises is greater than the annual rent owed by the Company to the landlord for the leased premises. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. The Company concluded that the sublease is an operating lease. Consistent with the Company’s policy election for lessor operating leases, each lease component and its associated non-lease components is accounted for as a single lease component.
As of December 31, 2020, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2021	$2,806
2022	2,884
2023	241
$5,931

Prior to the adoption of ASU 2016-2 and for the year ended December 31, 2018, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements which were amortized to rent expense over the lease term. During the years ended December 31, 2018, the Company recognized total rent expense of $1,649.
In November 2014, the Company entered into an operating sublease agreement with CoStim Pharmaceuticals, Inc. (“CoStim”), a subsidiary of Novartis, for office and laboratory space that expired in March 2018 (see Note 18). The Company began to sublease this space to a third-party tenant in April 2017. The Company received sublease payments of $231 for the years ended December 31, 2018 from a third-party tenant under a sublease that expired in March 2018. The payments were recorded as reduction of rent expense.

17.Commitments and Contingencies

Lease Agreements
Future minimum lease payments for the Company’s operating leases as of December 31, 2020 were as follows:

Year Ended December 31,
2021	$5,529
2022	5,385
2023	5,413
2024	5,533
2025	5,656
Thereafter	25,865
$53,381

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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that would have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2020.
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

18.Related Party Transactions
Novartis Institutes for BioMedical Research, Inc.
Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Novartis Agreement and sold 2,000,000 shares of its Series A-1 preferred stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500 in a private placement. During the year ended December 31, 2020, the Company did not receive any cash payments from Novartis. As of December 31, 2020 and 2019, no amounts were due from Novartis.
During the years ended December 31, 2020 and 2019, the Company made no cash payments to Novartis related to the Novartis Agreement. During the year ended December 31, 2018, the Company made a payment of $3,437 to Novartis for the reimbursement of manufacturing costs incurred by Novartis prior to December 31, 2017.
Unrelated to the Novartis Agreement, the Company subleased office and laboratory space from CoStim, a subsidiary of Novartis (see Note 16). No payments were made by the Company to CoStim for this sublease during the years ended December 31, 2020 and 2019. Payments made by the Company to CoStim for this sublease during the year ended December 31, 2018, totaled $106. As of December 31, 2020 and 2019, no amounts were due by the Company to CoStim for this sublease.
Research Agreement with Vaccinex, Inc.
On November 30, 2017, the Company entered into an agreement with Vaccinex, Inc. (“Vaccinex”) whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. The Company’s Chief Executive Officer is a member of the board of directors of Vaccinex. During the years ended December 31, 2020, 2019, and 2018, the Company paid Vaccinex an aggregate of $50, $606 and $199, respectively, relating to the agreement. The amount of the payment was recognized as research and development expense during the years ended December 31, 2020, 2019, and 2018. No amounts were due by the Company to Vaccinex as of December 31, 2020 and 2019.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements. The Company matches 50% of employees’ contributions to the 401(k) Plan up to 6% of compensation. The Company’s contributions made under the 401(k) Savings Plan for the years ended December 31, 2020, 2019, and 2018 totaled $370, $399, and $339, respectively.
20.Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue - related party	$38,592	$—	$—	$—
License revenue	—	—	—	87,570
Total operating expenses	16,075	14,543	14,358	19,600
Income (loss) from operations	22,517	(14,543)	(14,358)	67,970
Net income (loss)	22,570	(14,807)	(15,774)	67,348
Net income (loss) per share attributable to common stockholders—basic	$0.81	$(0.44)	$(0.39)	$1.66
Net income (loss) per share attributable to common stockholders—diluted	$0.74	$(0.44)	$(0.39)	$1.56

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue - related party	$14,434	$143	$344	$439
Total operating expenses	19,402	18,653	17,900	16,771
Loss from operations	(4,968)	(18,510)	(17,556)	(16,332)
Net loss	(4,199)	(17,758)	(16,878)	(15,954)
Net loss per share attributable to common stockholders—basic	$(0.15)	$(0.64)	$(0.61)	$(0.57)

36