Form 10-Q
period 2021-03-31
Surface Oncology, Inc.
filed 2021-05-05
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

As of April 30, 2021, the registrant had 43,428,820 shares of common stock $0.0001 par value per share, outstanding.

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
•the potential benefits of and our ability to maintain our collaborations with Novartis and GSK, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
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
•our ability to raise capital to fund operations;
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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$100,526	$175,141
Marketable securities	70,491	—
Prepaid expenses and other current assets	8,029	5,368
Total current assets	179,046	180,509
Property and equipment, net	6,258	6,664
Operating lease right-of-use asset	27,409	27,911
Restricted cash	1,595	1,595
Other assets	438	459
Total assets	$214,746	$217,138
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,316	$1,674
Accrued expenses and other current liabilities	5,438	10,448
Convertible note payable	1,620	—
Operating lease liability	5,546	5,529
Total current liabilities	14,920	17,651
Operating lease liability, non-current	28,432	28,981
Convertible note payable, non-current	12,347	14,759
Total liabilities	55,699	61,391
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 43,420,841 and 40,707,047 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	236,862	218,001
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(77,819)	(62,258)
Total stockholders’ equity	159,047	155,747
Total liabilities and stockholders’ equity	$214,746	$217,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Collaboration revenue - related party	$—	$38,592
License related revenue	1,626	—
Total revenue	$1,626	$38,592
Operating expenses:
Research and development	10,544	11,288
General and administrative	5,641	4,787
Total operating expenses	16,185	16,075
Income (loss) from operations	(14,559)	22,517
Interest expense	(1,024)	(340)
Other income (expense), net	22	393
Net income (loss)	(15,561)	22,570
Net income (loss) per share attributable to common stockholders— basic	$(0.37)	$0.81
Weighted average common shares outstanding— basic	41,619,362	27,977,145
Net income (loss) per share attributable to common stockholders— diluted	$(0.37)	$0.74
Weighted average common shares outstanding— diluted	41,619,362	30,917,452
Comprehensive income (loss):
Net income (loss)	$(15,561)	$22,570
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	(1)	67
Comprehensive income (loss)	$(15,562)	$22,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	40,707,047	$4	$218,001	$—	$(62,258)	$155,747
Issuance of common stock upon exercise of stock options	55,761	—	148	—	—	148
Issuance of common stock under stock purchase plan	19,377	—	118	—	—	118
Issuance of common stock upon public offering, net of issuance costs	1,677,118	1	14,715	—	—	14,716
Issuance of common stock upon conversion of convertible note payable	961,538	—	1,500	—	—	1,500
Stock-based compensation expense	—	—	2,380	—	—	2,380
Unrealized gain on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(15,561)	(15,561)
Balances at March 31, 2021	43,420,841	$5	$236,862	$(1)	$(77,819)	$159,047

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	27,893,337	$3	$178,155	$103	$(121,595)	$56,666
Issuance of common stock upon exercise of stock options	27,832	—	10	—	—	10
Issuance of common stock under stock purchase plan	49,025	—	83	—	—	83
Issuance of common stock upon public offering, net of issuance costs	91,003	—	320	—	—	320
Stock-based compensation expense	—	—	1,850	—	—	1,850
Unrealized gain on marketable securities	—	—	—	67	—	67
Net income	—	—	—	—	22,570	22,570
Balances at March 31, 2020	28,061,197	$3	$180,418	$170	$(99,025)	$81,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(15,561)	$22,570
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	406	457
Stock-based compensation expense	2,380	1,850
Non-cash interest expense related to note payable	708	176
Net amortization of premiums and discounts on marketable securities	142	(42)
Loss on disposal of property and equipment	—	1
Non-cash operating lease cost	502	587
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,661)	(444)
Other assets	21	(138)
Accounts payable	642	(2,651)
Accrued expenses and other current liabilities	(5,010)	(467)
Operating lease liability	(532)	17
Other liabilities	—	1,100
Deferred revenue - related party	—	(38,592)
Net cash used in operating activities	(18,963)	(15,576)
Cash flows from investing activities:
Purchases of property and equipment	—	(23)
Purchases of marketable securities	(70,634)	(650)
Proceeds from sales or maturities of marketable securities	—	25,500
Net cash provided by (used in) investing activities	(70,634)	24,827
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net	14,716	320
Proceeds from employee stock purchases	118	83
Proceeds from exercise of stock options	148	10
Net cash provided by financing activities	14,982	413
Net increase (decrease) in cash and cash equivalents and restricted cash	(74,615)	9,664
Cash and cash equivalents and restricted cash at beginning of period	176,736	48,350
Cash and cash equivalents and restricted cash at end of period	$102,121	$58,014
Supplemental disclosure of cash flow information:
Cash paid for interest	$327	$180
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$—	$15,003
Conversion of note payable into shares of common stock	$1,500	$—

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
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company has no obligation to sell any shares under the 2020 ATM Facility and may, at any time, suspend solicitation and offers under the 2020 Sales Agreement. In the three months ended March 31, 2021, the Company sold 1,677,118 shares of common stock at-the-market under the 2020 Sales Agreement, resulting in net proceeds of approximately $14,716. The Company did not sell any shares of common stock at-the-market under the 2020 Sales Agreement in 2020.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), proceeds from a license agreement with GlaxoSmithKline ("GSK") and issuance of a debt facility with K2 Health Ventures LLC. The Company has a history of incurring losses and negative cash flows from operations. As of March 31, 2021, the Company had an accumulated deficit of $77,819.
The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of May 5, 2021, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict their scope or the severity of the outbreak, these developments and measures could materially and adversely affect the Company's business, the Company's results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and has taken steps to minimize its impact on the Company's business. Although COVID-19 has not yet had a material adverse impact on our operations and our clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company's business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Furthermore, for the safety of its employees, the Company has reduced the presence of its employees in the Company's corporate office and is working with third parties to conduct certain experiments and studies for its research programs. Certain of the Company's third-party service providers have also experienced shutdowns or other business disruptions. As a result, the Company's ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company's business, results of operations and financial condition.
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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year period.
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
3. Marketable Securities
As of March 31, 2021, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$54,561	$8	(7)	$54,562
U.S. government agency bonds	15,931	2	(4)	15,929
	$70,492	$10	$(11)	$70,491

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	March 31, 2021
	Amortized Cost	Fair Value
Maturing in one year or less	$25,349	$25,355
Maturing after one year	45,143	45,136
	$70,492	$70,491
As of December 31, 2020, there were no available-for-sale marketable debt securities.
The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of March 31, 2021 and December 31, 2020.
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,274	$—	$—	$68,274
Cash	35	—	—	35
Marketable securities:
U.S. Treasury notes	—	54,562	—	54,562
U.S. government agency bonds	—	15,929	—	15,929
	$68,309	$70,491	$—	$138,800

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$139,266	$—	$—	$139,266
	$139,266	$—	$—	$139,266

As of March 31, 2021 and December 31, 2020, the Company’s cash equivalents were invested in money market funds, U.S Treasury notes and U.S. government agency bonds and were valued based on Level 1 and Level 2 inputs. During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
5. Collaboration and License Agreements
Novartis Agreement
In January 2016, the Company entered into a collaboration agreement with Novartis (the “Novartis Agreement”), which was subsequently amended in May 2016, July 2017, September 2017, and October 2018. Pursuant to the Novartis Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights. Novartis initially had the right to exercise up to three purchased Options. Under the Novartis Agreement, therefore, Novartis had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73). In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Therefore, there are no Options remaining eligible for purchase, and potential exercise, and the Company’s performance obligations under the Novartis Agreement have ended. Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325,000 and sales milestones of $200,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formerly SRF373).
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
Under ASC 606 the Company accounted for (i) the license it conveyed with respect to CD73; and (ii) its obligations to perform research on CD73 and other specified targets as a single performance obligation under the Novartis Agreement. Novartis’ right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any purchased option by Novartis, the contract promises associated with an Option Target would have used a separate cost-to-cost model for purposes of revenue recognition under ASC 606.

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
For the three months ended March 31, 2021 and 2020, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended March 31,
	2021	2020
Collaboration revenue - related party	$—	$38,592
GSK Agreement
In December 2020, the Company entered into a license agreement (the “GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”). Pursuant to the GSK Agreement, the Company granted GSK a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody SRF813, targeting CD112R, also known as PVRIG (the “Licensed Antibodies”). GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee has been formed to facilitate information sharing between the Company and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies.
Development, Manufacturing and Commercialization of Licensed Antibodies
GSK has the sole right to develop, manufacture and commercialize the Licensed Antibodies and corresponding licensed products worldwide. GSK is obligated to use commercially reasonable efforts to develop the Licensed Antibodies and corresponding licensed products. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee.
Exclusivity
During the term of the GSK Agreement, neither the Company, nor any affiliates, will research, develop, manufacture, or commercialize any alternative product.
Financial Terms
Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85,000 and is required to make additional payments to the Company for supply services and transition services estimated to be $4,499 and $950, respectively. The Company is eligible to receive up to $90,000 in clinical and $155,000 in regulatory milestones. In addition, the Company may receive up to $485,000 in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement.
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
Revenue Recognition – License Related Revenue
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
The Company assessed the GSK Agreement in accordance with ASC 606 and concluded that GSK is a customer. The Company identified the following promises under the contract: (i) a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supplying Licensed Antibodies until an Investigational New Drug application is accepted by a regulatory authority (iii) transition services until an Investigational New Drug application is accepted by a regulatory authority; and (iv) participation on the joint development and joint patent committees. The Company assessed the above promises and determined that the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies is considered functional intellectual property and distinct from other promises under the contract. This functional license is distinct in the context of the GSK Agreement as GSK can benefit from the license on its own or together with other readily available resources. In addition, the supply and transition services are not complex or specialized, could be performed by another qualified third party, are not expected to significantly modify or customize the license to SRF813, and are expected to be performed only for a short period of time. The Company determined that the impact of participation on the joint development and joint patent committees was insignificant and had an immaterial impact on the accounting model. Based on these assessments, the Company identified three distinct performance obligations at the outset of the GSK Agreement.
The Company determined the transaction price under ASC 606 at the inception of the GSK Agreement to be $90,449, consisting of the upfront payment of $85,000 plus $4,499 for supply of the Licensed Antibodies and $950 for the transition services. The Company evaluated how much variable consideration related to clinical and regulatory milestones to include in the transaction price using the most likely amount approach and concluded that no amount should be included in the transaction price due to the high degree of uncertainty and risk associated with these potential payments. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an Investigational New Drug application is accepted by a regulatory authority; and (iii) transition services until an Investigational New Drug application is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license related revenue during the year ended December 31, 2020 under the GSK Agreement. The Company will recognize $4,499 and $950 allocated to the supply services and transition services over time. The Company transfers control of these services over time and GSK receives and consumes the benefit over time as the Company performs the services. During the three months ended March 31, 2021, the Company recognized $1,264 and $362 of license related revenue related to the supply services and transition services, respectively, which represents the costs incurred for the manufacturing and transition services that were performed.
The aggregate amount of the transaction price allocated to the performance obligations that is partially unsatisfied was $1,253. The Company expects to recognize the remaining revenue associated with the GSK Agreement in the year ending December 31, 2021. As of March 31, 2021, the Company did not have a contract liability associated with the GSK Agreement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
For the three months ended March 31, 2021 and 2020, the Company recognized the following totals of license related revenue:

	Three months ended March 31,
	2021	2020
License related revenue	$1,626	$—
6. Stockholders’ Equity
Common Stock
As of March 31, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of 0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through March 31, 2021.
As of March 31, 2021 and December 31, 2020, the Company had reserved 22,050,548 and 22,728,991 shares, respectively, of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, shares to be issued under the 2020 ATM Facility, shares to be issued upon the conversion of the Loan Agreement (as defined below), and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan and 2018 Employee Stock Purchase Plan.
On May 1, 2019, the Company entered into a Capital on Demand™ Sales Agreement ("the 2019 Sales Agreement") with JonesTrading Institutional Services LLC (“JonesTrading”) to issue and sell up to $30,000 in shares of the Company’s common stock from time to time. In the three months ended March 31, 2020, the Company sold 91,003 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $320. As of June 30, 2020, the Company sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29,110, and had fully utilized and closed the 2019 ATM Facility.
In May 2020, the Company entered into the 2020 Sales Agreement with JonesTrading to issue and sell up to $50,000 in shares of the Company's common stock, from time to time. In the three months ended March 31, 2021, the Company sold 1,677,118 shares of common stock at-the-market under the 2020 Sales Agreement, resulting in net proceeds of approximately $14,716. The Company did not sell any shares of common stock at-the-market under the 2020 Sales Agreement in 2020.
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
As of March 31, 2021, 1,048,203 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	6,011,126	$5.55	7.28	$24,912
Granted	1,260,080	9.88
Exercised	(55,761)	2.65
Forfeited	(10,158)	5.66
Outstanding as of March 31, 2021	7,205,287	$6.33	7.53	$18,115
Options exercisable at March 31, 2021	4,134,020	$5.80	6.56	$12,065
Vested and expected to vest at March 31, 2021	7,205,287	$6.33	7.53	$18,115

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2021 and year ended December 31, 2020 was $7.04 and $2.11, respectively.
As of March 31, 2021 and December 31, 2020, there were outstanding stock options held by non-employees for the purchase of 240,570 and 253,971 shares of common stock, respectively, with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of March 31, 2021, a total of 1,111,998 shares of common stock were reserved for issuance under this plan.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
For the three months ended March 31, 2021 and 2020, the Company issued 19,377 and 49,025 shares of common stock under the ESPP, respectively
Restricted Stock Units
The Company has granted restricted stock units ("RSUs") with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. In 2020, the Company granted 1,071,400 RSUs that vest in full after eighteen-months as long as the individual remains an employee of the Company at such time.
The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2020	1,043,300	$—
Granted	—	—
Vested	—	—
Forfeited	(5,300)	3.18
Unvested restricted stock units as of March 31, 2021	1,038,000	$3.21
The expense related to RSUs granted to employees was $543 and $430 for the three months ended March 31, 2021 and 2020, respectively.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three months ended March 31,
	2021	2020
Research and development expenses	$790	$682
General and administrative expenses	1,590	1,168
	$2,380	$1,850

Included in the stock compensation expense recognized during the three months ended March 31, 2021 is $394 of stock-based compensation resulting from modifications to previously issued stock option awards in connection with the transition of the Company's Chief Executive Officer to Chairman of the Board, which is recorded in general and administrative expense. As of March 31, 2021, the Company had an aggregate of $15,160 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.89 years.
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
The Lender may, at its option, elect to convert any portion of no more than $4,000 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $1.56 per share. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. The Company recognized a beneficial conversion feature of $2,101, which represents the difference between the commitment date stock price of $2.33 per share and the conversion price of $1.56 per share. The beneficial conversion feature was recorded as a discount on the term loan and is accreted to interest expense using the effective interest method over the term of the loan. The effective interest rate of the term loan as of March 31, 2021 is 12.36%.
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
In August 2020, the Lender elected to convert $2,000 of the outstanding term loan amount into 1,282,050 shares of the Company's common stock, in accordance with the Loan Agreement. In February 2021, the Lender elected to convert $1,500 of the outstanding term loan amount into 961,538 shares of the Company's common stock, in accordance with the Loan Agreement. The Company recognized $563 of interest expense in the three months ended March 31, 2021 from accelerating amortization of the beneficial conversion feature and debt discount as a result of the conversion in February 2021. As of March 31, 2021, the outstanding principal balance was $14,000.
The Company recorded interest expense related to the loan facility of $1,024 and $340 for the three months ended March 31, 2021 and 2020, respectively. The fair value of the loan at March 31, 2021 approximates its face amount due to the floating interest rate.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Future principal debt payments on the loan payable are as follows:

March 31, 2021
2021	$—
2022	6,685
2023	7,315
Total principal payments	14,000
Final fee due at maturity in 2024	779
Total principal payments and final fee	14,779
Unamortized debt discount and final fee	(812)
Note payable	$13,967
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended March 31,
	2021	2020

Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(15,561)	$22,570
Denominator:
Weighted average common shares outstanding — basic	41,619,362	27,977,145
Net income (loss) per share attributable to common stockholders — basic	$(0.37)	$0.81
Diluted net income (loss) per share attributable to common stockholders:

Numerator:
Net income (loss) attributable to common shareholders - basic	$(15,561)	$22,570
Interest expense on convertible note payable	—	181
Net income (loss) attributable to common shareholders - diluted	$(15,561)	$22,751
Denominator:
Weighted average common shares outstanding - basic	41,619,362	27,977,145
Shares issuable upon conversion of convertible notes, as if converted	—	2,564,102
Dilutive effect of restricted stock units	—	—
Dilutive effect of common stock equivalents	—	376,205
Weighted average common shares outstanding - diluted	41,619,362	30,917,452
Net income (loss) per share attributable to common stockholders - diluted	$(0.37)	$0.74

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2021, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	March 31,
	2021	2020
Stock options to purchase common stock	7,205,287	5,555,623
Shares to be issued under the 2018 ESPP	1,111,998	764,452
RSUs issued and expecting to vest	1,038,000	675,162
Shares available from conversion of note payable	320,514	—
	9,675,799	6,995,237
10. Income Taxes
The Company did not provide for any income taxes for the three months ended March 31, 2021 or 2020.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.
As of March 31, 2021 and December 31, 2020, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open under statute from 2017 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.
11. Leases
 Sublease Agreement with EQRx, Inc.
In the three months ended March 31, 2021 and 2020, the Company recognized sublease income of $656 and $547.
As of March 31, 2021, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2021	$2,126
2022	2,884
2023	241
$5,251

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
13. Related Party Transactions
Novartis Institutes for BioMedical Research, Inc.
Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Novartis Agreement and sold 2,000,000 shares of its Series A-1 Preferred Stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share, for proceeds of $11,500 in a private placement. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the three months ended March 31, 2021. The Company recognized $38,592 in collaboration revenue - related party in the three months ended March 31, 2020. As of March 31, 2021 and 2020, no amounts were due from Novartis.
During the three months ended March 31, 2021 and 2020, the Company made no cash payments to Novartis related to the Novartis Agreement.
Vaccinex, Inc.
On November 30, 2017, the Company entered into a research agreement (the “Vaccinex Research Agreement”) with Vaccinex, Inc. (“Vaccinex”), pursuant to which Vaccinex used its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. On March 23, 2021, the Company exercised its option under the Vaccinex Research Agreement to enter into an exclusive license agreement (the “Vaccinex License Agreement”) to certain antibodies generated under the Vaccinex Research Agreement. The Company’s Chairman of the Board and former Chief Executive Officer is a member of the board of directors of Vaccinex. During the three months ended March 31, 2021, the Company paid Vaccinex $850 relating to the Vaccinex License Agreement. The payments were recognized as research and development expense. During the three months ended March 31, 2021 and 2020, the Company made no payments relating to the Vaccinex Research Agreement.There was no amount due by the Company to Vaccinex under either Agreement as of March 31, 2021. The amount due by the Company to Vaccinex under the Vaccinex Research Agreement as of March 31, 2020 was $50.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission or SEC.
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
NZV930 (formerly SRF373) and SRF617 are antibodies inhibiting cluster of differentiation, or CD, 73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. Elevated adenosine levels in the TME are associated with a poor prognosis in patients with certain types of cancer. NZV930 and SRF617 each aim to reduce the production of immunosuppressive adenosine, but target different points of the adenosine pathway. In addition to reducing the production of adenosine, we believe SRF617 will also stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP, a proinflammatory molecule and key driver of the maturation and activation of immune cells. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis. We initiated a Phase 1/1b dose escalation trial of SRF617 in March 2020, and announced the anticipated advancement of SRF617 to expansion stages of the ongoing trial in November 2020. SRF617 received Orphan Drug Designation from FDA for the treatment of pancreatic cancer in March 2021.
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
SRF813 is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer, or NK, and T cells. SRF813 blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. SRF813 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. In October 2019, we formally declared SRF813 as a development candidate resulting in the initiation of IND-enabling activities. On December 16, 2020, we granted GSK, an exclusive license to worldwide development and commercialization rights of SRF813.
SRF114 is a highly specific antibody targeting CCR8, a chemokine receptor expressed on regulatory T cells, or Tregs, in the TME. SRF114 causes depletion of intra-tumoral Tregs, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity, or ADCC. In March 2021, we initiated IND-enabling activities for SRF114.

We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnections between these TME pathways.
We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, SRF813, and SRF114, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the public and private sales of our securities, payments received under the Novartis Agreement, payments received under the GSK Agreement and a debt financing. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $171.0 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $15.6 million and our net income was $22.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $77.8 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of March 31, 2021 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2023, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
To date, we have not generated any revenue from product sales and do not expect to do so in the near future. All of our revenue to date has been derived from the Novartis Agreement and the GSK Agreement. If our development efforts for our programs are successful and result in regulatory approval or additional license or collaboration agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from additional collaboration or license agreements that we may enter into with third parties. We expect that our revenue for the next several years will be derived primarily from the Novartis Agreement and the GSK Agreement, as well as any additional collaborations or licenses that we may enter into in the future.
Novartis Agreement
In January 2016, we entered into the Novartis Agreement to develop next-generation cancer therapies. Under the Novartis Agreement, as amended, we were responsible for performing research on antibodies that bind to CD73 and four other specified targets. We were responsible for all costs and expenses incurred by, or on behalf of, us in connection with the research.
Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, to up to four specified targets, including certain research, development, manufacturing and commercialization rights. Pursuant to the Novartis Agreement, Novartis initially had the right to exercise up to three purchased Options. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis, and our performance obligations under the Novartis Agreement have ended. We are currently entitled to potential milestones of $325.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930.
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
Through March 31, 2021, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Novartis Agreement. We removed all costs associated with the remaining performance obligation for the single remaining Option from the cost-to-cost model in January 2020. This resulted in our recognizing the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. We did not recognize any collaboration revenue - related party in the three months ended March 31, 2021.
GSK Agreement
In December 2020, we entered into the GSK Agreement, under which we granted GSK a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody SRF813, targeting CD112R, also known as PVRIG, or the Licensed Antibodies. GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee has been formed to facilitate information sharing between us and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies.
Under the terms of the agreement, GSK made a one-time upfront payment of $85.0 million and is required to make additional payments to us for supply services and transition services estimated to be $4.5 million and $1.0 million, respectively. We are eligible to receive up to $90.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens.

Under ASC 606 we account for (i) the delivery of the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an Investigational New Drug application is accepted by a regulatory authority; and (iii) transition services until an Investigational New Drug application is accepted by a regulatory authority as separate and distinct performance obligations. We determined the transaction price under ASC 606 at the inception of the GSK Agreement to be $90.4 million, consisting of the upfront payment of $85.0 million plus $4.5 million for supply of the Licensed Antibodies and $1.0 million for the transition services. We recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, we recognized $85.0 million of license related revenue during the year ended December 31, 2020 under the GSK Agreement. We will recognize the $4.5 million and $1.0 million allocated to the supply services and transition services over time. We transfer control of these services over time and GSK receives and consumes the benefit over time as we perform the services. For the three months ended March 31, 2021, we recognized $1.3 million and $0.4 million of license related revenue from the supply services and transition services, respectively, which represents the costs incurred for the manufacturing and transition services that were performed.
Through March 31, 2021, we have received $85.0 million from GSK in upfront payments.
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
We generally do not track our internal research and development expenses on a program-by-program basis as they primarily relate to personnel, early research and consumable costs, which are deployed across multiple projects under development. These costs are included in unallocated research and development expenses in the table below. A portion of our research and development costs are external costs, which we do track on a program-by-program basis.
The following table summarizes our research and development expenses by program:

	Three months ended March 31,
	2021	2020

	(in thousands)
SRF388	1,424	758
SRF617	1,747	2,197
SRF813	1,351	1,704
SRF114	886	76
Other early-stage programs	42	(70)
Unallocated research and discovery expenses	5,094	6,623
Total research and development expenses	$10,544	$11,288

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase in the future as we anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 Phase 1 clinical trials as well as increased costs relating to the SRF114 program as we pursue IND-enabling activities.
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
We anticipate that our general and administrative expenses will increase in the future as a result of incurring increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities.

Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, along with the changes in those items:

	Three months ended March 31,
	2021	2020	2021 v 2020
		(in thousands)
Collaboration revenue - related party	$—	$38,592	$(38,592)
License related revenue	1,626	—	1,626
Total revenue	$1,626	$38,592	$(36,966)
Operating expenses:
Research and development	10,544	11,288	(744)
General and administrative	5,641	4,787	854
Total operating expenses	16,185	16,075	110
Income (loss) from operations	(14,559)	22,517	(37,076)
Interest and other income (expense), net	(1,002)	53	(1,055)
Net income (loss)	$(15,561)	$22,570	$(38,131)

Collaboration Revenue - Related Party
Collaboration revenue was $38.6 million for the three months ended March 31, 2020, all of which was derived from the Novartis Agreement. In January 2020 our performance obligations under the Novartis Agreement ended and we removed all costs from the cost-to-cost model. This resulted in the recognition of the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. We did not recognize any collaboration revenue - related party in the three months ended March 31, 2021.
License Related Revenue
During the three months ended March 31, 2021, we recognized $1.3 million and $0.4 million of license related revenue related to the supply services and transition services, respectively, which represents the costs incurred for the manufacturing and transition services that were performed. We did not recognize any license related revenue in the three months ended March 31, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020, along with the changes in those items:

	Three months ended March 31,
	2021	2020	2021 v 2020
		(in thousands)
Direct research and development expenses by program:
SRF388	1,424	758	666
SRF617	1,747	2,197	(450)
SRF813	1,351	1,704	(353)
SRF114	886	76	810
Other early-stage programs	42	(70)	112
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,482	4,761	(1,279)
Facility related and other	1,612	1,862	(250)
Total research and development expenses	$10,544	$11,288	$(744)

Research and development expenses were $10.5 million for the three months ended March 31, 2021, compared to $11.3 million for the three months ended March 31, 2020. The decrease of $0.7 million was primarily due to decreases $1.5 million for research and discovery and unallocated costs, $0.5 million in external costs for our SRF617 program and $0.4 million in external costs for our SRF813 program, which were partially offset by increases of $0.7 million in external costs for our SRF388 program and $0.8 million in external costs for our SRF114 program.
The decrease in research and development expenses for our SRF617 program was primarily due to significant initiation and trial set-up costs in 2020 partially offset by the progression in the Phase 1 clinical trial in 2021.
The increase in research and development expenses for our SRF388 program was primarily due to the progression in the Phase 1 clinical trial.
The increase in research and development expenses for our SRF114 program was primarily due to the initiation of IND-enabling activities in the first quarter of 2021.
The decrease in research and discovery and unallocated expenses was primarily due to the reduction in headcount as well as decreased facility and lab costs as a result of the strategic restructuring announced in January 2020.
The decrease in research and development expenses for our SRF813 program was primarily due to the transfer of responsibility for development of this program to GSK as part of the GSK Agreement signed in December 2020.
General and Administrative Expenses
General and administrative expenses were $5.6 million for the three months ended March 31, 2021, compared to $4.8 million for the three months ended March 31, 2020. The increase of $0.9 million was primarily due to increases in personnel and facility related costs, including $0.4 million of stock-based compensation resulting from modifications to previously issued stock option awards in connection with the transition of the Company's Chief Executive Officer to Chairman of the Board.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(1.0) million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively, due primarily to interest expense related to our term loan with K2 Health Ventures LLC and interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Novartis Agreement and the GSK Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Novartis Agreement, payments received under the GSK Agreement and a debt financing. Through March 31, 2021, we had received gross proceeds of $48.6 million from our sales of preferred stock, $29.1 million from sales of our common stock under the 2019 Sales Agreement, $14.7 million from sales of our common stock under the 2020 Sales Agreement, $17.5 million from our loan and security agreement with K2 HealthVentures LLC, $85.0 million from the GSK Agreement and $150.0 million from the Novartis Agreement.
On April 23, 2018, we completed an initial public offering of our common stock by issuing 7,200,000 shares of common stock, at $15.00 per share for gross proceeds of $108.0 million, or net proceeds of $97.2 million. Concurrent with the initial public offering, we issued Novartis 766,666 shares of our common stock at $15.00 per share, for proceeds of $11.5 million, in a private placement.
In May 2019, we entered into the 2019 Sales Agreement, with JonesTrading to issue and sell up to $30.0 million in shares of our common stock, from time to time. As of June 30, 2020, we sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29.1 million, and had fully utilized and closed the 2019 ATM Facility.
In May 2020, we entered into the 2020 Sales Agreement, with JonesTrading to issue and sell up to $50.0 million in shares of our common stock, from time to time. Through March 31, 2021, we sold 1,677,118 shares of common stock at-the-market under the 2020 Sales Agreement for net proceeds of $14.7 million.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $171.0 million.
Future Funding Requirements
We expect our expenses will increase in the future as we anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 Phase 1 clinical trials as well as increased costs relating to the SRF114 program as we pursue IND-enabling activities. Additionally, we expect to continue to incur additional costs associated with operating as a public company.
We believe that our existing cash, cash equivalents, and marketable securities, as of May 5, 2021, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2023, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including the Novartis Agreement and the GSK Agreement. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts.
Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,963)	$(15,576)
Investing activities	(70,634)	24,827
Financing activities	14,982	413
Net increase (decrease) in cash and cash equivalents and restricted cash	$(74,615)	$9,664
Operating Activities
During the three months ended March 31, 2021, net cash used in operating activities was $19.0 million, primarily due a net loss of $15.6 million and changes in our operating assets and liabilities of $7.5 million, partially offset by non-cash charges of $4.2 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $5.0 million decrease in accrued expenses and other current liabilities, a $0.6 million increase in accounts payable, and an increase of $2.7 million in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities is primarily due to the 2020 employee bonus paid in February 2021. The increase in prepaid expenses and other current assets is primarily due to receivables from GSK related to reimbursement for the supply and transition services performed.
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
Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities was $70.6 million related to purchases of marketable securities.
During the three months ended March 31, 2020, net cash provided by investing activities was $24.8 million, primarily due to by $25.5 million of proceeds from sales or maturities of marketable securities partially offset by purchases of marketable securities of $0.7 million.

Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $15.0 million, consisting of proceeds of $14.7 million received from issuance of our shares of common stock at-the-market under the 2020 Sales Agreement, proceeds of $0.1 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan, and proceeds from the exercise of stock options of $0.1 million.
During the three months ended March 31, 2020, net cash provided by financing activities was $0.4 million, consisting of proceeds of $0.3 million received from issuance of our shares of common stock at-the-market under the Sales Agreement and proceeds of $0.1 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan.
Contractual Obligations
We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are generally cancellable by us upon prior written notice to the vendor.
During the three months ended March 31, 2021, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 9, 2021.
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
Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since our Annual Report on Form 10-K filed with the SEC on March 9, 2021.
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of March 31, 2021 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4.         Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.         Legal Proceedings
In October 2020, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3258951B1 to Compugen, Ltd., or the Compugen Patent. We are one of two parties opposing the grant of the Compugen Patent, which relates generally to PVRIG (an alternate name for CD112R) antibodies for use in treating cancer. The proprietor’s response to the statements of opposition was filed on March 22, 2021; we are currently awaiting a summons to oral proceedings. Accordingly, final resolution of the opposition may be several years in the future.
From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.
Item 1A.     Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
On February 3, 2021, K2 HealthVentures LLC elected to convert $1.5 million of our then outstanding term loan amount and all accrued and unpaid interest thereon into 961,538 shares of our common stock at a conversion price of $1.56 per share in accordance with our loan agreement with K2 HealthVentures LLC. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.
Item 3.         Defaults upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.

Item 6.         Exhibits.
The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1#
Transition and CEO Support Agreement, dated February 9, 2021, by and between J. Jeffrey Goater and Surface Oncology, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2021 (File No. 001-38495) and incorporated herein by reference).

10.2#
Amended and Restated Employment Agreement, dated February 9, 2021, by and between Robert Ross, M.D. and Surface Oncology, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2021 (File No. 001-38495) and incorporated herein by reference).

10.3#
Amended and Restated Employment Agreement, dated April 26, 2021, by and between Jessica Fees and Surface Oncology, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021 (File No. 001-38495) and incorporated herein by reference).

10.4†	Exclusive Product License Agreement, dated March 23, 2021, by and between Vaccinex, Inc. and Surface Oncology, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certification furnished in Exhibit 32.1 and Exhibit 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
#	Indicates a management plan, contract or arrangement.
†	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit because they are both (i) not material and (ii) the type that the registrant treats as private or confidential, in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surface Oncology, Inc.
Date: May 5, 2021	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2021	By:	/s/ Jessica Fees
Jessica Fees
Chief Financial Officer
(Principal Financial and Accounting Officer)