Form 10-Q
period 2021-06-30
Surface Oncology, Inc.
filed 2021-08-05
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

As of August 2, 2021, the registrant had 45,452,450 shares of common stock $0.0001 par value per share, outstanding.

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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$83,335	$175,141
Marketable securities	80,945	—
Prepaid expenses and other current assets	6,493	5,368
Total current assets	170,773	180,509
Property and equipment, net	5,862	6,664
Operating lease right-of-use asset	26,904	27,911
Restricted cash	1,595	1,595
Other assets	385	459
Total assets	$205,519	$217,138
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,187	$1,674
Accrued expenses and other current liabilities	8,744	10,448
Convertible note payable	3,271	—
Operating lease liability	5,494	5,529
Total current liabilities	18,696	17,651
Operating lease liability, non-current	27,930	28,981
Convertible note payable, non-current	10,804	14,759
Total liabilities	57,430	61,391
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 44,335,609 and 40,707,047 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	244,893	218,001
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(96,800)	(62,258)
Total stockholders’ equity	148,089	155,747
Total liabilities and stockholders’ equity	$205,519	$217,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$—	$—	$—	$38,592
License related revenue	515	—	2,141	—
Total revenue	$515	$—	$2,141	$38,592
Operating expenses:
Research and development	12,669	9,548	23,213	20,836
General and administrative	6,434	4,995	12,076	9,782
Total operating expenses	19,103	14,543	35,289	30,618
Income (loss) from operations	(18,588)	(14,543)	(33,148)	7,974
Interest expense	(416)	(427)	(1,440)	(767)
Other income (expense), net	23	163	46	556
Net income (loss)	(18,981)	(14,807)	(34,542)	7,763
Net income (loss) per share attributable to common stockholders— basic	$(0.44)	$(0.44)	$(0.81)	$0.25
Weighted average common shares outstanding— basic	43,634,346	33,418,412	42,632,421	30,697,779
Net income (loss) per share attributable to common stockholders— diluted	$(0.44)	$(0.44)	$(0.81)	$0.24
Weighted average common shares outstanding— diluted	43,634,346	33,418,412	42,632,421	33,763,452
Comprehensive income (loss):
Net income (loss)	$(18,981)	$(14,807)	$(34,542)	$7,763
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	(8)	(116)	(9)	(49)
Comprehensive income (loss)	$(18,989)	$(14,923)	$(34,551)	$7,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	40,707,047	$4	$218,001	$—	$(62,258)	$155,747
Issuance of common stock upon exercise of stock options	55,761	—	148	—	—	148
Issuance of common stock under stock purchase plan	19,377	—	118	—	—	118
Issuance of common stock upon public offering, net of issuance costs	1,677,118	1	14,715	—	—	14,716
Issuance of common stock upon conversion of convertible note payable	961,538	—	1,500	—	—	1,500
Stock-based compensation expense	—	—	2,380	—	—	2,380
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(15,561)	(15,561)
Balances at March 31, 2021	43,420,841	$5	$236,862	$(1)	$(77,819)	$159,047
Issuance of common stock upon exercise of stock options	358,126	—	1,486	—	—	1,486
Issuance of common stock upon public offering, net of issuance costs	556,642	—	4,266	—	—	4,266
Stock-based compensation expense	—	—	2,279	—	—	2,279
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(18,981)	(18,981)
Balances at June 30, 2021	44,335,609	5	244,893	(9)	(96,800)	148,089

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	27,893,337	$3	$178,155	$103	$(121,595)	$56,666
Issuance of common stock upon exercise of stock options	27,832	—	10	—	—	10
Issuance of common stock under stock purchase plan	49,025	—	83	—	—	83
Issuance of common stock upon public offering, net of issuance costs	91,003	—	320	—	—	320
Stock-based compensation expense	—	—	1,850	—	—	1,850
Unrealized gain on marketable securities	—	—	—	67	—	67
Net income	—	—	—	—	22,570	22,570
Balances at March 31, 2020	28,061,197	$3	$180,418	$170	$(99,025)	$81,566
Issuance of common stock upon exercise of stock options	68,426	—	262	—	—	262
Issuance of common stock upon public offering, net of issuance costs	11,127,590	1	28,765	—	—	28,766
Stock-based compensation expense	—	—	2,000	—	—	2,000
Unrealized loss on marketable securities	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(14,807)	(14,807)
Balances at June 30, 2020	39,257,213	4	211,445	54	(113,832)	97,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(34,542)	$7,763
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	802	852
Stock-based compensation expense	4,659	3,850
Non-cash interest expense related to note payable	816	377
Net amortization of premiums and discounts on marketable securities	357	(57)
Loss on disposal of property and equipment	—	1
Non-cash operating lease cost	1,007	1,066
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,125)	(2,276)
Other assets	74	(36)
Accounts payable	(487)	(2,854)
Accrued expenses and other current liabilities	(1,704)	(2,762)
Operating lease liability	(1,086)	(480)
Other liabilities	—	1,100
Deferred revenue - related party	—	(38,592)
Net cash used in operating activities	(31,229)	(32,048)
Cash flows from investing activities:
Purchases of property and equipment	—	(23)
Purchases of marketable securities	(81,311)	(650)
Proceeds from sales or maturities of marketable securities	—	39,650
Net cash provided by (used in) investing activities	(81,311)	38,977
Cash flows from financing activities:
Proceeds from issuance of convertible note payable	—	10,000
Proceeds from issuance of common stock upon public offering, net	18,982	29,086
Proceeds from employee stock purchases	118	83
Proceeds from exercise of stock options	1,634	272
Net cash provided by financing activities	20,734	39,441
Net increase (decrease) in cash and cash equivalents and restricted cash	(91,806)	46,370
Cash and cash equivalents and restricted cash at beginning of period	176,736	48,350
Cash and cash equivalents and restricted cash at end of period	$84,930	$94,720
Supplemental disclosure of cash flow information:
Cash paid for interest	$636	$346
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$—	$15,003
Conversion of note payable into shares of common stock	$1,500	$—

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
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading") to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company has no obligation to sell any shares under the 2020 ATM Facility and may, at any time, suspend solicitation and offers under the 2020 Sales Agreement. In the three and six months ended June 30, 2021, the Company sold 556,642 and 2,233,760 shares of common stock, respectively, at-the-market under the 2020 Sales Agreement, resulting in net proceeds of approximately $4,266 and $18,982, respectively. The Company did not sell any shares of common stock at-the-market under the 2020 Sales Agreement in 2020.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), proceeds from a license agreement with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) and issuance of a term loan with K2 Health Ventures LLC (“K2HV”). The Company has a history of incurring losses and negative cash flows from operations. As of June 30, 2021, the Company had an accumulated deficit of $96,800.
The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of August 5, 2021, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict their scope or the severity of the outbreak, these developments and measures could materially and adversely affect the Company's business, the Company's results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and has taken steps to minimize its impact on the Company's business. Although COVID-19 has not yet had a material adverse impact on the Company's operations and its clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company's business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Furthermore, for the safety of its employees, the Company has reduced the presence of its employees in the Company's corporate office and is working with third parties to conduct certain experiments and studies for its research programs. Certain of the Company's third-party service providers have also experienced shutdowns or other business disruptions. As a result, the Company's ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company's business, results of operations and financial condition.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year period.
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
3. Marketable Securities
As of June 30, 2021, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$65,070	$7	(14)	$65,063
U.S. government agency bonds	15,884	1	(3)	15,882
	$80,954	$8	$(17)	$80,945

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	June 30, 2021
	Amortized Cost	Fair Value
Maturing in one year or less	$43,622	$43,629
Maturing after one year	37,332	37,316
	$80,954	$80,945
As of December 31, 2020, there were no available-for-sale marketable debt securities.
The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of June 30, 2021 and December 31, 2020.
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,353	$—	$—	$61,353
Cash	295	—	—	295
Marketable securities:
U.S. Treasury notes	—	65,063	—	65,063
U.S. government agency bonds	—	15,882	—	15,882
	$61,648	$80,945	$—	$142,593

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$139,266	$—	$—	$139,266
	$139,266	$—	$—	$139,266

As of June 30, 2021 and December 31, 2020, the Company’s cash equivalents were invested in money market funds, U.S Treasury notes and U.S. government agency bonds and were valued based on Level 1 and Level 2 inputs. During the six months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

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
Under ASC 606 the Company accounted for (i) the license it conveyed with respect to CD73; and (ii) its obligations to perform research on CD73 and other specified targets as a single performance obligation under the Novartis Agreement. Novartis’ right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights would have been accounted for separately as they did not represent material rights, based on the criteria of ASC 606. Upon the exercise of any purchased option by Novartis, the contract promises associated with an Option Target would have used a separate cost-to-cost model for purposes of revenue recognition under ASC 606.

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
For the three and six months ended June 30, 2021 and 2020, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$—	$—	$—	$38,592
GSK Agreement
In December 2020, the Company entered into a license agreement with GSK (the "GSK Agreement"). Pursuant to the GSK Agreement, the Company granted GSK a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody SRF813, targeting CD112R, also known as PVRIG (the “Licensed Antibodies”). GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee has been formed to facilitate information sharing between the Company and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies.
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
Financial Terms
Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85,000 and is required to make additional payments to the Company for supply services and transition services, estimated to be $4,499 and $950, respectively. The Company is eligible to receive up to $90,000 in clinical and $155,000 in regulatory milestones. In addition, the Company may receive up to $485,000 in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement.
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
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an Investigational New Drug application is accepted by a regulatory authority; and (iii) transition services until an Investigational New Drug application is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price, with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license related revenue during the year ended December 31, 2020 under the GSK Agreement. The Company will recognize $4,499 and $950 allocated to the supply services and transition services over time. The Company transfers control of these services over time and GSK receives and consumes the benefit over time as the Company performs the services. During the three and six months ended June 30, 2021, the Company recognized $299 and $661 of license related revenue, respectively, related to the transition services and recognized $216 and $1,480 of license related revenue, respectively, related to the supply services, which represents the costs incurred for the manufacturing and transition services that were performed.
The aggregate amount of the transaction price allocated to the performance obligations that is partially unsatisfied was $738. The Company expects to recognize the remaining revenue associated with the GSK Agreement in the year ending December 31, 2021. As of June 30, 2021, the Company did not have a contract liability associated with the GSK Agreement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
For the three and six months ended June 30, 2021 and 2020, the Company recognized the following totals of license related revenue:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
License related revenue	$515	$—	$2,141	$—
6. Stockholders’ Equity
Common Stock
As of June 30, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through June 30, 2021.
As of June 30, 2021 and December 31, 2020, the Company had reserved 21,135,780 and 22,728,991 shares, respectively, of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, shares to be issued under the 2020 ATM Facility, shares to be issued upon the conversion of the Loan Agreement (as defined below), and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan and 2018 Employee Stock Purchase Plan.
On May 1, 2019, the Company entered into a Capital on Demand™ Sales Agreement ("the 2019 Sales Agreement") with JonesTrading to issue and sell up to $30,000 in shares of the Company’s common stock from time to time. In the three and six months ended June 30, 2020, the Company sold 11,127,590 and 11,218,593 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $28,766 and $29,086, respectively. As of June 30, 2020, the Company sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29,110, and had fully utilized and closed the 2019 ATM Facility.
In May 2020, the Company entered into the 2020 Sales Agreement with JonesTrading to issue and sell up to $50,000 in shares of the Company's common stock, from time to time. In the three and six months ended June 30, 2021, the Company sold 556,642 and 2,233,760 shares of common stock at-the-market under the 2020 Sales Agreement, resulting in net proceeds of approximately $4,266 and $18,982, respectively. The Company did not sell any shares of common stock at-the-market under the 2020 Sales Agreement in 2020.
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
As of June 30, 2021, 741,294 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	6,011,126	$5.55	7.28	$24,912
Granted	1,669,505	9.34
Exercised	(413,887)	3.95
Forfeited	(72,074)	5.16
Outstanding as of June 30, 2021	7,194,670	$6.53	7.42	$15,289
Options exercisable at June 30, 2021	4,181,153	$6.01	6.37	$10,728
Vested and expected to vest at June 30, 2021	7,194,670	$6.53	7.42	$15,289

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2021 and year ended December 31, 2020 was $6.58 and $2.11, respectively.
As of June 30, 2021 and December 31, 2020, there were outstanding stock options held by non-employees for the purchase of 240,570 and 253,971 shares of common stock, respectively, with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of June 30, 2021, a total of 1,111,998 shares of common stock were reserved for issuance under this plan.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
For the six months ended June 30, 2021 and 2020, the Company issued 19,377 and 49,025 shares of common stock under the ESPP, respectively. The Company did not issue shares of common stock under the ESPP in the three months ended June 30, 2021 or 2020.
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. In 2020, the Company granted 1,071,400 RSUs that vest in full after eighteen-months as long as the individual remains an employee of the Company at such time.
The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2020	1,043,300	$3.21
Granted	—	—
Vested	—	—
Forfeited	(45,900)	3.18
Unvested restricted stock units as of June 30, 2021	997,400	$3.21
The expense related to RSUs granted to employees was $612 and $1,155, and $560 and $990 for the three and six months ended June 30, 2021 and 2020, respectively.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Six months ended June 30,
	2021	2020
Research and development expenses	$1,687	$1,425
General and administrative expenses	2,972	2,425
	$4,659	$3,850

Included in the stock compensation expense recognized during the three and six months ended June 30, 2021 is $28 and $422 of stock-based compensation, respectively, resulting from modifications to previously issued stock option awards in connection with the transition of the Company's Chief Executive Officer to Chairman of the Board, which is recorded in general and administrative expense. As of June 30, 2021, the Company had an aggregate of $15,745 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.46 years.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
8. Debt
On November 22, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2HV (the “Lender”). The Lender has agreed to make available to the Company term loans in an aggregate principal amount of up to $25,000 under the Loan Agreement. The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $25,000 in three potential tranches: (i) a $7,500 term loan facility funded on November 22, 2019 (the “First Tranche Term Loan”), (ii) a $10,000 term loan facility funded on June 5, 2020 (the “Second Tranche Term Loan”), and (iii) a $7,500 term loan facility (the “Third Tranche Term Loan”). All three of these term loans have a maturity date of December 1, 2023.
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
The Lender may, at its option, elect to convert any portion of no more than $4,000 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $1.56 per share. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. The Company recognized a beneficial conversion feature of $2,101, which represents the difference between the commitment date stock price of $2.33 per share and the conversion price of $1.56 per share. The beneficial conversion feature was recorded as a discount on the term loan and is accreted to interest expense using the effective interest method over the term of the loan. The effective interest rate of the term loan as of June 30, 2021 is 12.36%.
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
In August 2020, the Lender elected to convert $2,000 of the outstanding term loan amount into 1,282,050 shares of the Company's common stock, in accordance with the Loan Agreement. In February 2021, the Lender elected to convert $1,500 of the outstanding term loan amount into 961,538 shares of the Company's common stock, in accordance with the Loan Agreement. The Company recognized $563 of interest expense in the six months ended June 30, 2021 from accelerating amortization of the beneficial conversion feature and debt discount as a result of the conversion in February 2021. As of June 30, 2021, the outstanding principal balance was $14,000.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Company recorded interest expense related to the loan facility of $413 and $1,437, and $427 and $767 for the three and six months ended June 30, 2021 and 2020, respectively. The fair value of the loan at June 30, 2021 approximates its face amount due to the floating interest rate.
Future principal debt payments on the loan payable are as follows:

June 30, 2021
2021	$—
2022	6,685
2023	7,315
Total principal payments	14,000
Final fee due at maturity in 2024	779
Total principal payments and final fee	14,779
Unamortized debt discount and final fee	(704)
Note payable	$14,075
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(18,981)	$(14,807)	$(34,542)	$7,763
Denominator:
Weighted average common shares outstanding — basic	43,634,346	33,418,412	42,632,421	30,697,779
Net income (loss) per share attributable to common stockholders — basic	$(0.44)	$(0.44)	$(0.81)	$0.25

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common shareholders - basic	$(18,981)	$(14,807)	$(34,542)	$7,763
Interest expense on convertible note payable	—	—	—	351
Net income (loss) attributable to common shareholders - diluted	$(18,981)	$(14,807)	$(34,542)	$8,114
Denominator:
Weighted average common shares outstanding - basic	43,634,346	33,418,412	42,632,421	30,697,779
Shares issuable upon conversion of convertible notes, as if converted	—	—	—	2,564,102
Dilutive effect of restricted stock units	—	—	—	107,284
Dilutive effect of common stock equivalents	—	—	—	394,287
Weighted average common shares outstanding - diluted	43,634,346	33,418,412	42,632,421	33,763,452
Net income (loss) per share attributable to common stockholders - diluted	$(0.44)	$(0.44)	$(0.81)	$0.24

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2021, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	June 30,
	2021	2020
Stock options to purchase common stock	7,194,670	5,599,782
Shares to be issued under the 2018 ESPP	1,111,998	—
RSUs issued and expecting to vest	997,400	—
Shares available from conversion of note payable	320,514	—
	9,624,582	5,599,782
10. Income Taxes
The Company did not provide for any income taxes for the three and six months ended June 30, 2021 or 2020.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.
As of June 30, 2021 and December 31, 2020, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open under statute from 2017 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.
11. Leases
 Sublease Agreement with EQRx, Inc.
In the three and six months ended June 30, 2021 and 2020, the Company recognized sublease income of $656 and $1,313, and $547 and $1,094, respectively.
As of June 30, 2021, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2021	$1,417
2022	2,884
2023	241
$4,542

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
Adimab Development and Option Agreement
During the three and six months ended June 30, 2021, the Company recognized research and development expense related to milestones achieved under the agreement of $1,500. During the three and six months ended June 30, 2020, the Company recognized research and development expense related to milestones achieved under the agreement of $2,000.
13. Related Party Transactions
Novartis Institutes for BioMedical Research, Inc.
Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Novartis Agreement and sold 2,000,000 shares of its Series A-1 Preferred Stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share, for proceeds of $11,500 in a private placement. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the six months ended June 30, 2021. The Company recognized $38,592 in collaboration revenue - related party in the six months ended June 30, 2020. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the three months ended June 30, 2021 or 2020. As of June 30, 2021 and 2020, no amounts were due from Novartis.
During the three and six months ended June 30, 2021 and 2020, the Company made no cash payments to Novartis related to the Novartis Agreement.
Vaccinex, Inc.
On November 30, 2017, the Company entered into a research agreement (the “Vaccinex Research Agreement”) with Vaccinex, Inc. (“Vaccinex”), pursuant to which Vaccinex used its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. On March 23, 2021, the Company exercised its option under the Vaccinex Research Agreement to enter into an exclusive license agreement (the “Vaccinex License Agreement”) to certain antibodies generated under the Vaccinex Research Agreement. The Company’s Chairman of the Board and former Chief Executive Officer is a member of the board of directors of Vaccinex. During the six months ended June 30, 2021, the Company paid Vaccinex $850 relating to the Vaccinex License Agreement. The payment was recognized as research and development expense. Vaccinex is eligible to receive up to an aggregate of $3,500 based on achievement of certain clinical milestones and up to an aggregate of $11,500 based on achievement of certain regulatory milestones per Licensed Product. The Company also owes low single digit royalties on global net sales of any approved Licensed Products.The Company did not make any payments to Vaccinex under the License Agreement in the three months ended June 30, 2021 or the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021 and 2020, the Company made no payments relating to the Vaccinex Research Agreement. There was no amount due by the Company to Vaccinex under either of the Vaccinex Research Agreement or the Vaccinex License Agreement as of June 30, 2021 or 2020.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
14. Subsequent Events
On August 5, 2021, the Company entered into Amendment No. 1 to Capital on DemandTM Sales Agreement (the “Amendment”) with JonesTrading, which amends the 2020 Sales Agreement to allow the issuance and sale of the lesser of (a) the dollar amount of shares of Common Stock registered on the applicable effective Registration Statement (as defined in the Amendment) pursuant to which the offering is being made, (b) the number of authorized but unissued shares of Common Stock, (c) the number or dollar amount of shares of Common Stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable) or (d) the number or dollar amount of shares of Common Stock for which the Company has filed a Prospectus Supplement (as defined in the Amendment) (such lesser amount, the “Placement Shares”), from time to time during the term of the 2020 Sales Agreement (as amended, the “2021 ATM Facility”), through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s sales agent. The 2021 ATM Facility provides that JonesTrading will continue to be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2021 ATM Facility. The Company has no obligation to sell any shares under the 2021 ATM Facility and may, at any time, suspend solicitation and offers under the 2021 ATM Facility. The issuance and sale, if any, of the Placement Shares by the Company under the 2021 ATM Facility will be made pursuant to a registration statement on Form S-3 and prospectus related thereto, which authorizes an aggregate offering price of up to $80,000 under the 2021 ATM Facility. As of June 30, 2021 and as of the date of the filing of this Quarterly Report on Form 10-Q, the Company had not sold any shares under the 2021 ATM Facility.

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
Overview
We are a clinical-stage immuno-oncology company focused on using our specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment, or the TME, for the development of next-generation cancer therapies. While first-generation immuno-oncology therapies, such as checkpoint inhibitors, represented a remarkable therapeutic advancement, we believe most patients do not achieve durable clinical benefit primarily because these therapies focus on only one element of the complex and interconnected immunosuppressive TME. We believe there is a significant opportunity to more broadly engage both the innate and adaptive arms of the immune system in a multi-faceted, coordinated and patient-specific approach, to meaningfully improve cure rates for patients with a variety of cancers.
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
NZV930 (formerly SRF373) and SRF617 are antibodies inhibiting cluster of differentiation, or CD, 73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. NZV930 and SRF617 each aim to reduce the production of immunosuppressive adenosine, but target different points of the adenosine pathway. In addition to reducing the production of adenosine, we believe SRF617 will also stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP, a proinflammatory molecule. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis. We initiated a Phase 1/1b dose escalation trial of SRF617 in March 2020 and initiated combination cohorts of the ongoing trial in January 2021. SRF617 received Orphan Drug Designation from FDA for the treatment of pancreatic cancer in March 2021. In June 2021, we presented initial clinical data demonstrating SRF617's potential as a combination therapy.
SRF388 is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein secreted by cells, in the TME that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. We initiated a Phase 1 dose escalation clinical trial of SRF388 in April 2020, and initiated expansion stages of the ongoing trial in June 2021. SRF388 received Orphan Drug Designation and Fast Track Designation from FDA for the treatment of hepatocellular carcinoma in November 2020. In June 2021, we presented initial clinical data at the American Society of Clinical Oncology Annual Meeting demonstrating monotherapy activity.
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

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, SRF813, and SRF114, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the public and private sales of our securities, payments received under the Novartis Agreement, payments received under the GSK Agreement and a debt financing. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $164.3 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $19.0 million and $34.5 million for the three and six months ended June 30, 2021, respectively. Our net loss was $14.8 million for the three months ended June 30, 2020 and our net income was $7.8 million for the six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $96.8 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of June 30, 2021 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2023, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
We are monitoring the ongoing global outbreak and spread of the novel coronavirus disease, or COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. Although COVID-19 has not yet had a material adverse impact on our operations and our clinical and preclinical programs, the spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. We will continue to monitor the situation closely.

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
Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, to up to four specified targets, including certain research, development, manufacturing and commercialization rights. Pursuant to the Novartis Agreement, Novartis initially had the right to exercise up to three purchased Options. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis, and our performance obligations under the Novartis Agreement have ended. We are currently entitled to potential development milestones of $325.0 million, potential sales milestones of $200.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930.
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
Through June 30, 2021, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Novartis Agreement. We removed all costs associated with the remaining performance obligation for the single remaining Option from the cost-to-cost model in January 2020. This resulted in our recognizing the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. We did not recognize any collaboration revenue - related party in the three and six months ended June 30, 2021.
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
Under the terms of the agreement, GSK made a one-time upfront payment of $85.0 million and is required to make additional payments to us for supply services and transition services, estimated to be $4.5 million and $1.0 million, respectively. We are eligible to receive up to $90.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens.

Under ASC 606 we account for (i) the delivery of the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an Investigational New Drug application is accepted by a regulatory authority; and (iii) transition services until an Investigational New Drug application is accepted by a regulatory authority as separate and distinct performance obligations. We determined the transaction price under ASC 606 at the inception of the GSK Agreement to be $90.4 million, consisting of the upfront payment of $85.0 million plus $4.5 million for supply of the Licensed Antibodies and $1.0 million for the transition services. We recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, we recognized $85.0 million of license related revenue during the year ended December 31, 2020 under the GSK Agreement. We will recognize the $4.5 million and $1.0 million allocated to the supply services and transition services over time. We transfer control of these services over time and GSK receives and consumes the benefit over time as we perform the services. For the three and six months ended June 30, 2021, we recognized $0.3 million and $0.7 million of license related revenue, respectively, from transition services and $0.2 million and $1.5 million of license related revenue, respectively, from the supply services, which represents the costs incurred for the manufacturing and transition services that were performed.
Through June 30, 2021, we have received $85.0 million from GSK in upfront payments.
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

The following table summarizes our research and development expenses by program:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

			(in thousands)
SRF388	$4,076	$2,160	$5,500	$2,918
SRF617	2,523	1,132	4,269	3,329
SRF813	398	955	1,748	2,659
SRF114	386	87	1,272	163
Other early-stage programs	77	721	119	652
Unallocated research and discovery expenses	5,209	4,493	10,305	11,115
Total research and development expenses	$12,669	$9,548	$23,213	$20,836

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
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities as well as interest expense incurred on our Loan Agreement with K2HV.
Results of Operations
Comparison of Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, along with the changes in those items:

	Three months ended June 30,
	2021	2020	2021 v 2020
	(in thousands)
License related revenue	$515	$—	$515
Operating expenses:
Research and development	12,669	9,548	3,121
General and administrative	6,434	4,995	1,439
Total operating expenses	19,103	14,543	4,560
Loss from operations	(18,588)	(14,543)	(4,045)
Interest and other income (expense), net	(393)	(264)	(129)
Net loss	$(18,981)	$(14,807)	$(4,174)

License Related Revenue
During the three months ended June 30, 2021, we recognized $0.3 million and $0.2 million of license related revenue related to the transition services and supply services, respectively, which represents the costs incurred for the manufacturing and transition services that were performed. We did not recognize any license related revenue in the three months ended June 30, 2020.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020, along with the changes in those items:

	Three months ended June 30,
	2021	2020	2021 v 2020
	(in thousands)
Direct research and development expenses by program:
SRF388	$4,076	$2,160	$1,916
SRF617	2,523	1,132	1,391
SRF813	398	955	(557)
SRF114	386	87	299
Other early-stage programs	77	721	(644)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,463	3,411	52
Facility related and other	1,746	1,082	664
Total research and development expenses	$12,669	$9,548	$3,121

Research and development expenses were $12.7 million for the three months ended June 30, 2021, compared to $9.5 million for the three months ended June 30, 2020. The increase of $3.1 million was primarily due to increases of $1.9 million in external costs for our SRF388 program, $1.4 million in external costs for our SRF617 program, $0.3 million in external costs for our SRF114 program, and $0.7 million for research and discovery and unallocated costs, partially offset by decreases of $0.6 million in external costs for our SRF813 program and $0.6 million in external costs for our other early stage programs.
The increase in research and development expenses for our SRF388 program was primarily due to continued enrollment in our Phase 1 dose escalation trial and advancement into the expansion stages of the ongoing trial in 2021.
The increase in research and development expenses for our SRF617 program was primarily due to continued enrollment in our Phase 1/1b dose escalation trial and advancement into combination cohorts of the ongoing trial in 2021.
The increase in research and development expenses for our SRF114 program was primarily due to the initiation of IND-enabling activities in 2021.
The increase in research and discovery and unallocated expenses was primarily due to an increase in headcount in 2021 as well as increased facility and lab costs in second quarter of 2021 compared to these second quarter of 2020 as a result of reduced presence in the office due to safety concerns arising the COVID-19 global pandemic in the second quarter of 2020.
The decrease in research and development expenses for our SRF813 program was primarily due to the transfer of responsibility for development of this program to GSK as part of the GSK Agreement signed in December 2020.
General and Administrative Expenses
General and administrative expenses were $6.4 million for the three months ended June 30, 2021, compared to $5.0 million for the three months ended June 30, 2020. The increase of $1.4 million was primarily due to increases in personnel and facility related costs.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(0.4) million and $(0.3) million during the three months ended June 30, 2021 and 2020, respectively, due primarily to interest expense related to the Loan Agreement with K2HV and interest income on invested balances of our cash, cash equivalents and marketable securities.

Comparison of Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, along with the changes in those items:

	Six months ended June 30,
	2021	2020	2021 v 2020
		(in thousands)
Collaboration revenue - related party	$—	$38,592	$(38,592)
License related revenue	2,141	—	2,141
Total revenue	$2,141	$38,592	$(36,451)
Operating expenses:
Research and development	23,213	20,836	2,377
General and administrative	12,076	9,782	2,294
Total operating expenses	35,289	30,618	4,671
Income (loss) from operations	(33,148)	7,974	(41,122)
Interest and other income (expense), net	(1,394)	(211)	(1,183)
Net income (loss)	$(34,542)	$7,763	$(42,305)

Collaboration Revenue - Related Party
Collaboration revenue was $38.6 million for the six months ended June 30, 2020, all of which was derived from the Novartis Agreement. In January 2020 our performance obligations under the Novartis Agreement ended and we removed all costs from the cost-to-cost model. This resulted in the recognition of the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. We did not recognize any collaboration revenue - related party in the six months ended June 30, 2021.
License Related Revenue
During the six months ended June 30, 2021, we recognized $1.5 million and $0.7 million of license related revenue related to the supply services and transition services, respectively, which represents the costs incurred for the manufacturing and transition services that were performed. We did not recognize any license related revenue in the six months ended June 30, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020, along with the changes in those items:

	Six months ended June 30,
	2021	2020	2021 v 2020
		(in thousands)
Direct research and development expenses by program:
SRF388	$5,500	$2,918	$2,582
SRF617	4,269	3,329	940
SRF813	1,748	2,659	(911)
SRF114	1,272	163	1,109
Other early-stage programs	119	652	(533)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	6,945	8,171	(1,226)
Facility related and other	3,360	2,944	416
Total research and development expenses	$23,213	$20,836	$2,377

Research and development expenses were $23.2 million for the six months ended June 30, 2021, compared to $20.8 million for the six months ended June 30, 2020. The increase of $2.4 million was primarily due to increases of $2.6 million in external costs for our SRF388 program, $0.9 million in external costs for our SRF617 program and $1.1 million in external costs for our SRF114 program, which were partially offset by decreases of $0.8 million for research and discovery and unallocated costs and $0.9 million in external costs for our SRF813 program
The increase in research and development expenses for our SRF388 program was primarily due to continued enrollment in our Phase 1 dose escalation trial and advancement into the expansion stages of the ongoing trial in 2021.
The increase in research and development expenses for our SRF617 program was primarily due to continued enrollment in our Phase 1/1b doss escalation trial and advancement into combination cohorts of the ongoing trial in 2021.
The increase in research and development expenses for our SRF114 program was primarily due to the initiation of IND-enabling activities in the first quarter of 2021.
The decrease in research and discovery and unallocated expenses was primarily due to the reduction in severance expense incurred in 2020 as a result of the strategic restructuring announced in January 2020.
The decrease in research and development expenses for our SRF813 program was primarily due to the transfer of responsibility for development of the program to GSK as part of the GSK Agreement signed in December 2020.
General and Administrative Expenses
General and administrative expenses were $12.1 million for the six months ended June 30, 2021, compared to $9.8 million for the six months ended June 30, 2020. The increase of $2.3 million was primarily due to increases in personnel and facility related costs, including $0.4 million of stock-based compensation resulting from modifications to previously issued stock option awards in connection with the transition of our Chief Executive Officer to Chairman of the Board.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(1.4) million and $(0.2) million during the six months ended June 30, 2021 and 2020, respectively, due primarily to interest expense related to the Loan Agreement with K2HV and interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Novartis Agreement and the GSK Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Novartis Agreement, payments received under the GSK Agreement and a debt financing. Through June 30, 2021, we had received gross proceeds of $48.6 million from our sales of preferred stock, $29.1 million from sales of our common stock under the 2019 Sales Agreement, $19.0 million from sales of our common stock under the 2020 Sales Agreement, $17.5 million from our Loan Agreement with K2HV, $85.0 million from the GSK Agreement and $150.0 million from the Novartis Agreement.
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
In May 2020, we entered into the 2020 Sales Agreement, with JonesTrading to issue and sell up to $50.0 million in shares of our common stock, from time to time. Through June 30, 2021, we sold 2,233,760 shares of common stock at-the-market under the 2020 Sales Agreement for net proceeds of $19.0 million.

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $164.3 million.
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
We believe that our existing cash, cash equivalents, and marketable securities, as of August 5, 2021, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2023, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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
Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Six months ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,229)	$(32,048)
Investing activities	(81,311)	38,977
Financing activities	20,734	39,441
Net increase (decrease) in cash and cash equivalents and restricted cash	$(91,806)	$46,370
Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $31.2 million, primarily due to a net loss of $34.5 million and changes in our operating assets and liabilities of $4.3 million, partially offset by non-cash charges of $7.6 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $1.7 million decrease in accrued expenses and other current liabilities, a $0.5 million decrease in accounts payable, and an increase of $1.1 million in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities is primarily due to the decrease in accrued severance and contact manufacturing costs. The increase in prepaid expenses and other current assets is primarily due to receivables from GSK related to reimbursement for the supply and transition services performed.
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
Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $81.3 million related to purchases of marketable securities.
During the six months ended June 30, 2020, net cash provided by investing activities was $39.0 million, primarily due to $39.7 million of proceeds from sales or maturities of marketable securities partially offset by purchases of marketable securities of $0.7 million.

Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $20.7 million, consisting of proceeds of $19.0 million received from issuance of our shares of common stock at-the-market under the 2020 Sales Agreement, proceeds of $0.1 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan, and proceeds from the exercise of stock options of $1.6 million.
During the six months ended June 30, 2020, net cash provided by financing activities was $39.4 million, consisting of proceeds of $29.1 million received from issuance of our shares of common stock at-the-market under the 2019 Sales Agreement, proceeds from the issuance of the second tranche of our convertible note payable of $10.0 million, and proceeds from the exercise of options to purchase common stock of $0.3 million.
Contractual Obligations
We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are generally cancellable by us upon prior written notice to the vendor.
During the six months ended June 30, 2021, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 9, 2021.
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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of June 30, 2021 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2021, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3153526B1 to INSERM (Institut National de la Santé et de la Recherche Médicale), or the INSERM Patent. We are one of four parties opposing the grant of the INSERM Patent, which relates generally to anti-CD39 antibodies which inhibits activity of regulatory T cells (Treg) for use in the treatment or prevention of cancers. We currently await the proprietor’s response to the statements of opposition and subsequently a summons to oral proceedings. Accordingly, final resolution of the opposition may be several years in the future.
From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.
Item 1A.     Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.         Defaults upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On August 5, 2021, we entered into Amendment No. 1 to Capital on Demand™ Sales Agreement (the “Amendment”) with JonesTrading which, among other things, amends the 2020 Sales Agreement to allow for the issuance and sale of the lesser of (a) the dollar amount of shares of Common Stock registered on the applicable effective Registration Statement (as defined in the Amendment) pursuant to which the offering is being made, (b) the number of authorized but unissued shares of Common Stock, (c) the number or dollar amount of shares of Common Stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable) or (d) the number or dollar amount of shares of Common Stock for which we have filed a Prospectus Supplement (as defined in the Amendment) (such lesser amount, the “Placement Shares”), through Jones Trading as sales agent, from time to time during the term of the 2020 Sales Agreement (as amended by the Amendment, the “2021 ATM Facility”). We are not obligated to make any sales of Common Stock under the 2021 ATM Facility. The issuance and sale, if any, of the Placement Shares by us under the 2021 ATM Facility will be made pursuant to a registration statement on Form S-3 and prospectus related thereto, which authorizes an aggregate offering price of up to $80,000,000 under the 2021 ATM Facility, in each case, to be filed within two business days of the date of the Amendment.
We will continue to pay JonesTrading a commission of up to three percent (3.0%) of the gross sales proceeds of any Placement Shares sold through JonesTrading under the 2021 ATM Facility. In connection with the Amendment, we have agreed to reimburse certain legal expenses and fees by JonesTrading in connection with the 2021 ATM Facility up to a maximum of $35,000.

The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 1.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. A copy of the opinion of Goodwin Procter LLP relating to the legality of the issuance and sale of the Placement Shares will be filed with the registration statement on Form S-3 within two business days of the date of the Amendment.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.         Exhibits.
The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1	Amendment No. 1, dated as of August 5, 2021, to Capital on DemandTM Sales Agreement, dated as of May 22, 2020, by and between Surface Oncology, Inc. and JonesTrading Institutional Services LLC.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certification furnished in Exhibit 32.1 and Exhibit 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surface Oncology, Inc.
Date: August 5, 2021	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2021	By:	/s/ Jessica Fees
Jessica Fees
Chief Financial Officer
(Principal Financial and Accounting Officer)