Form 10-Q
period 2021-09-30
Surface Oncology, Inc.
filed 2021-11-04
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 1, 2021, the registrant had 46,135,245 shares of common stock $0.0001 par value per share, outstanding.

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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$60,848	$175,141
Marketable securities	88,850	—
Prepaid expenses and other current assets	5,059	5,368
Total current assets	154,757	180,509
Property and equipment, net	5,522	6,664
Operating lease right-of-use asset	26,394	27,911
Restricted cash	1,595	1,595
Other assets	344	459
Total assets	$188,612	$217,138
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$440	$1,674
Accrued expenses and other current liabilities	9,923	10,448
Operating lease liability	5,440	5,529
Total current liabilities	15,803	17,651
Operating lease liability, non-current	27,426	28,981
Convertible note payable, non-current	14,186	14,759
Total liabilities	57,415	61,391
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 45,503,061 and 40,707,047 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	247,888	218,001
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(116,693)	(62,258)
Total stockholders’ equity	131,197	155,747
Total liabilities and stockholders’ equity	$188,612	$217,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$—	$—	$—	$38,592
License related revenue	392	—	2,532	—
Total revenue	$392	$—	$2,532	$38,592
Operating expenses:
Research and development	14,037	9,454	37,250	30,290
General and administrative	5,847	4,904	17,923	14,686
Total operating expenses	19,884	14,358	55,173	44,976
Loss from operations	(19,492)	(14,358)	(52,641)	(6,384)
Interest expense	(421)	(1,469)	(1,861)	(2,237)
Other income (expense), net	20	53	67	610
Net loss	(19,893)	(15,774)	(54,435)	(8,011)
Net loss per share attributable to common stockholders— basic and diluted	$(0.44)	$(0.39)	$(1.25)	$(0.24)
Weighted average common shares outstanding— basic and diluted	45,236,775	40,004,555	43,510,078	33,822,682
Comprehensive loss:
Net loss	$(19,893)	$(15,774)	$(54,435)	$(8,011)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	6	(50)	(3)	(99)
Comprehensive loss	$(19,887)	$(15,824)	$(54,438)	$(8,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	40,707,047	$4	$218,001	$—	$(62,258)	$155,747
Issuance of common stock upon exercise of stock options	55,761	—	148	—	—	148
Issuance of common stock under stock purchase plan	19,377	—	118	—	—	118
Issuance of common stock upon public offering, net of issuance costs	1,677,118	1	14,715	—	—	14,716
Issuance of common stock upon conversion of convertible note payable	961,538	—	1,500	—	—	1,500
Stock-based compensation expense	—	—	2,380	—	—	2,380
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(15,561)	(15,561)
Balances at March 31, 2021	43,420,841	$5	$236,862	$(1)	$(77,819)	$159,047
Issuance of common stock upon exercise of stock options	358,126	—	1,486	—	—	1,486
Issuance of common stock upon public offering, net of issuance costs	556,642	—	4,266	—	—	4,266
Stock-based compensation expense	—	—	2,279	—	—	2,279
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(18,981)	(18,981)
Balances at June 30, 2021	44,335,609	$5	$244,893	$(9)	$(96,800)	$148,089
Issuance of common stock upon exercise of stock options	72,745	—	305	—	—	305
Issuance of common stock upon vesting of RSUs	997,400	—	—	—	—	—
Issuance of common stock under stock purchase plan	27,522	—	149	—	—	149
Issuance of common stock upon public offering, net of issuance costs	69,785	—	497	—	—	497
Stock-based compensation expense	—	—	2,044	—	—	2,044
Unrealized gain on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(19,893)	(19,893)
Balances at September 30, 2021	45,503,061	$5	$247,888	$(3)	$(116,693)	$131,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	27,893,337	$3	$178,155	$103	$(121,595)	$56,666
Issuance of common stock upon exercise of stock options	27,832	—	10	—	—	10
Issuance of common stock under stock purchase plan	49,025	—	83	—	—	83
Issuance of common stock upon public offering, net of issuance costs	91,003	—	320	—	—	320
Stock-based compensation expense	—	—	1,850	—	—	1,850
Unrealized gain on marketable securities	—	—	—	67	—	67
Net income	—	—	—	—	22,570	22,570
Balances at March 31, 2020	28,061,197	$3	$180,418	$170	$(99,025)	$81,566
Issuance of common stock upon exercise of stock options	68,426	—	262	—	—	262
Issuance of common stock upon public offering, net of issuance costs	11,127,590	1	28,765	—	—	28,766
Stock-based compensation expense	—	—	2,000	—	—	2,000
Unrealized loss on marketable securities	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(14,807)	(14,807)
Balances at June 30, 2020	39,257,213	4	211,445	54	(113,832)	97,671
Issuance of common stock upon exercise of stock options	37,234	—	143	—	—	143
Issuance of common stock under stock purchase plan	40,147	—	111	—	—	111
Issuance of common stock upon conversion of convertible note payable	1,282,050	—	2,000	—	—	2,000
Stock-based compensation expense	—	—	1,963	—	—	1,963
Unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(15,774)	(15,774)
Balances at September 30, 2020	40,616,644	$4	$215,662	$4	$(129,606)	$86,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,435)	$(8,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,194	1,260
Stock-based compensation expense	6,703	5,813
Non-cash interest expense related to note payable	927	1,484
Net amortization of premiums and discounts on marketable securities	586	(50)
Loss on disposal of property and equipment	—	1
Non-cash operating lease cost	1,517	1,537
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	309	(2,358)
Other assets	115	(181)
Accounts payable	(1,234)	(2,875)
Accrued expenses and other current liabilities	(525)	(1,339)
Operating lease liability	(1,644)	(101)
Other liabilities	—	1,100
Deferred revenue - related party	—	(38,592)
Net cash used in operating activities	(46,487)	(42,312)
Cash flows from investing activities:
Purchases of property and equipment	(52)	(22)
Purchases of marketable securities	(91,439)	(650)
Proceeds from sales or maturities of marketable securities	2,000	56,000
Net cash provided by (used in) investing activities	(89,491)	55,328
Cash flows from financing activities:
Proceeds from issuance of convertible note payable	—	10,000
Proceeds from issuance of common stock upon public offering, net	19,479	29,086
Proceeds from employee stock purchases	267	194
Proceeds from exercise of stock options	1,939	415
Net cash provided by financing activities	21,685	39,695
Net increase (decrease) in cash and cash equivalents and restricted cash	(114,293)	52,711
Cash and cash equivalents and restricted cash at beginning of period	176,736	48,350
Cash and cash equivalents and restricted cash at end of period	$62,443	$101,061
Supplemental disclosure of cash flow information:
Cash paid for interest	$945	$753
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$—	$15,003
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$869
Conversion of note payable into shares of common stock	$1,500	$2,000

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
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading") to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company has no obligation to sell any shares under the 2020 ATM Facility and may, at any time, suspend solicitation and offers under the 2020 Sales Agreement. In the three and nine months ended September 30, 2021, the Company sold 69,785 and 2,303,545 shares of common stock, respectively, at-the-market under the 2020 Sales Agreement, resulting in net proceeds of approximately $497 and $19,479, respectively. The Company did not sell any shares of common stock at-the-market under the 2020 Sales Agreement in 2020.
On August 5, 2021, the Company entered into Amendment No. 1 to Capital on DemandTM Sales Agreement (the “Amended Sales Agreement”) with JonesTrading, which amends the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in gross proceeds, from time to time during the term of the Amended Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s sales agent ("the 2021 ATM Facility"). The 2021 ATM Facility provides that JonesTrading will continue to be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2021 ATM Facility. The Company has no obligation to sell any shares under the Amended Sales Agreement and may, at any time, suspend solicitation and offers under the 2021 ATM Facility. The Company has not sold any shares of common stock at-the-market under the 2021 ATM Facility as of September 30, 2021.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), proceeds from a license agreement with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) and issuance of a term loan with K2 Health Ventures LLC (“K2HV”). The Company has a history of incurring losses and negative cash flows from operations. As of September 30, 2021, the Company had an accumulated deficit of $116,693.
The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of November 4, 2021, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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
The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict their scope or the severity of the outbreak, these developments and measures could materially and adversely affect the Company's business, the Company's results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and has taken steps to minimize its impact on the Company's business. Although COVID-19 has not had a material adverse impact on the Company's operations and its clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company's business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Certain of the Company's third-party service providers have experienced shutdowns or other business disruptions. As a result, the Company's ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company's business, results of operations and financial condition.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year period.
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
3. Marketable Securities
As of September 30, 2021, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$73,017	$9	(10)	$73,016
U.S. government agency bonds	15,836	1	(3)	15,834
	$88,853	$10	$(13)	$88,850

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	September 30, 2021
	Amortized Cost	Fair Value
Maturing in one year or less	$56,568	$56,576
Maturing after one year	32,285	32,274
	$88,853	$88,850
As of December 31, 2020, there were no available-for-sale marketable debt securities.
The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of September 30, 2021 and December 31, 2020.
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$44,686	$—	$—	$44,686
Cash	23	—	—	23
Marketable securities:
U.S. Treasury notes	—	73,016	—	73,016
U.S. government agency bonds	—	15,834	—	15,834
	$44,709	$88,850	$—	$133,559

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$139,266	$—	$—	$139,266
	$139,266	$—	$—	$139,266

As of September 30, 2021 and December 31, 2020, the Company’s cash equivalents were invested in money market funds, U.S. Treasury notes and U.S. government agency bonds and were valued based on Level 1 and Level 2 inputs. During the nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

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
For the three and nine months ended September 30, 2021 and 2020, the Company recognized the following totals of collaboration revenue – related party:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$—	$—	$—	$38,592
GSK Agreement
In December 2020, the Company entered into a license agreement with GSK (as amended by the GSK Amendment (as defined below) the "GSK Agreement"). Pursuant to the GSK Agreement, the Company granted GSK a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody SRF813, targeting CD112R, also known as PVRIG (the “Licensed Antibodies”). GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee has been formed to facilitate information sharing between the Company and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. In August 2021, the Company entered into the first amendment to the GSK License Agreement (the "GSK Amendment"). Pursuant to the GSK Amendment, the Company will provide additional transition and supply services related to the development and manufacturing of the Licensed Antibodies.
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
Financial Terms
Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85,000 and is required to make additional payments to the Company for supply services and transition services, estimated to be $4,952 and $990, respectively. The Company is eligible to receive up to $90,000 in clinical and $155,000 in regulatory milestones. In addition, the Company may receive up to $485,000 in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement.

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
The Company determined the transaction price of the GSK Agreement, under ASC 606, to be $90,942, consisting of the upfront payment of $85,000 plus $4,952 for supply of the Licensed Antibodies and $990 for the transition services. The Company evaluated how much variable consideration related to clinical and regulatory milestones to include in the transaction price using the most likely amount approach and concluded that no amount should be included in the transaction price due to the high degree of uncertainty and risk associated with these potential payments. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an Investigational New Drug application is accepted by a regulatory authority; and (iii) transition services until an Investigational New Drug application is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price, with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license related revenue during the year ended December 31, 2020 under the GSK Agreement. The Company will recognize $4,952 and $990 allocated to the supply services and transition services over time. The Company transfers control of these services over time and GSK receives and consumes the benefit over time as the Company performs the services. During the three and nine months ended September 30, 2021, the Company recognized $48 and $709 of license related revenue, respectively, related to the transition services and recognized $344 and $1,823 of license related revenue, respectively, related to the supply services, which represents the costs incurred for the manufacturing and transition services that were performed.
The aggregate amount of the transaction price allocated to the performance obligations that is partially unsatisfied was $912. The Company expects to recognize the remaining revenue associated with the GSK Agreement in the year ending December 31, 2021. As of September 30, 2021, the Company did not have a contract liability associated with the GSK Agreement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary.
For the three and nine months ended September 30, 2021 and 2020, the Company recognized the following totals of license related revenue:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
License related revenue	$392	$—	$2,532	$—
6. Stockholders’ Equity
Common Stock
As of September 30, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through September 30, 2021.
As of September 30, 2021 and December 31, 2020, the Company had reserved 33,878,328 and 22,728,991 shares, respectively, of common stock for the exercise of outstanding stock options, shares to be issued under the 2021 ATM Facility, shares to be issued upon the conversion of the Loan Agreement (as defined below), and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan and 2018 Employee Stock Purchase Plan.
On May 1, 2019, the Company entered into the 2019 Sales Agreement with JonesTrading to issue and sell up to $30,000 in shares of the Company’s common stock from time to time. In the nine months ended September 30, 2020, the Company sold 11,218,593 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $29,086. The Company did not sell any shares of common stock at-the-market under the 2019 Sales Agreement in the three months ended September 30, 2020. Through September 30, 2020, the Company sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29,110. As of June 30, 2020 the Company fully utilized and closed the 2019 ATM Facility.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
In May 2020, the Company entered into the 2020 Sales Agreement with JonesTrading to issue and sell up to $50,000 in shares of the Company's common stock, from time to time. In the three and nine months ended September 30, 2021, the Company sold 69,785 and 2,303,545 shares of common stock at-the-market under the 2020 Sales Agreement, resulting in net proceeds of approximately $497 and $19,479, respectively. The Company did not sell any shares of common stock at-the-market under the 2020 Sales Agreement in 2020.
In August 2021, the Company entered into the Amended Sales Agreement with JonesTrading, which amends the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in shares of the Company's common stock, from time to time. The Company has not sold any shares of common stock at-the-market under the 2021 ATM Facility as of September 30, 2021.
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
As of September 30, 2021, 855,968 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	6,011,126	$5.55	7.28	$24,912
Granted	1,725,605	9.24
Exercised	(486,632)	3.99
Forfeited	(242,848)	5.51
Outstanding as of September 30, 2021	7,007,251	$6.57	7.17	$15,121
Options exercisable at September 30, 2021	4,427,353	$6.12	6.27	$11,324
Vested and expected to vest at September 30, 2021	7,007,251	$6.57	7.17	$15,121

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 and year ended December 31, 2020 was $6.50 and $2.11, respectively.
As of September 30, 2021 and December 31, 2020, there were outstanding stock options held by non-employees for the purchase of 276,570 and 253,971 shares of common stock, respectively, with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of September 30, 2021, a total of 1,084,476 shares of common stock were reserved for issuance under this plan.
For the three and nine months ended September 30, 2021 and 2020, the Company issued 27,522 and 46,899, and 40,147 and 89,172 shares of common stock under the ESPP, respectively.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2020	1,043,300	$3.21
Granted	—	—
Vested	(997,400)	3.21
Forfeited	(45,900)	3.18
Unvested restricted stock units as of September 30, 2021	—	$—
The expense related to RSUs granted to employees was $124 and $1,103, and $552 and $1,541 for the three and nine months ended September 30, 2021 and 2020, respectively.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development expenses	$848	$709	$2,535	$2,134
General and administrative expenses	1,196	1,254	4,168	3,679
	$2,044	$1,963	$6,703	$5,813

Included in the stock compensation expense recognized during the three and nine months ended September 30, 2021 is $28 and $449 of stock-based compensation, respectively, resulting from modifications to previously issued stock option awards in connection with the transition of the Company's Chief Executive Officer to Chairman of the Board, which is recorded in general and administrative expense. As of September 30, 2021, the Company had an aggregate of $12,433 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.59 years.
8. Debt
On November 22, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2HV (the “Lender”). The Lender made available to the Company term loans in an aggregate principal amount of up to $25,000 under the Loan Agreement. The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $25,000 in three potential tranches: (i) a $7,500 term loan facility funded on November 22, 2019 (the “First Tranche Term Loan”), (ii) a $10,000 term loan facility funded on June 5, 2020 (the “Second Tranche Term Loan”), and (iii) a $7,500 term loan facility (the “Third Tranche Term Loan”). All three of these term loans have a maturity date of December 1, 2023.
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
The Lender may, at its option, elect to convert any portion of no more than $4,000 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $1.56 per share. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. The Company recognized a beneficial conversion feature of $2,101, which represents the difference between the commitment date stock price of $2.33 per share and the conversion price of $1.56 per share. The beneficial conversion feature was recorded as a discount on the term loan and is accreted to interest expense using the effective interest method over the term of the loan. The effective interest rate of the term loan as of September 30, 2021 is 12.36%.
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
In August 2020, the Lender elected to convert $2,000 of the outstanding term loan amount into 1,282,050 shares of the Company's common stock, in accordance with the Loan Agreement. In February 2021, the Lender elected to convert $1,500 of the outstanding term loan amount into 961,538 shares of the Company's common stock, in accordance with the Loan Agreement. The Company recognized $563 of interest expense in the nine months ended September 30, 2021 from accelerating amortization of the beneficial conversion feature and debt discount as a result of the conversion in February 2021. As of September 30, 2021, the outstanding principal balance was $14,000.
On October 1, 2021, the Company entered into a First Amendment to Loan and Security Agreement (the “Loan Amendment”) with the Lender, which amends the existing Loan Agreement. Under the Loan Amendment, the Lender made available to the Company term loans in an aggregate principal amount of up to $50,000, in three potential tranches: (i) a $25,000 term loan facility (including refinancing of the Company’s outstanding amounts under the Existing Loan Agreement) funded on October 1, 2021, (ii) up to a $15,000 term loan facility, and (iii) a $10,000 term loan facility. All three of these tranches have a maturity date of October 1, 2025.
Borrowings under all three tranches of the term loan facility bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (A) the greater of (x) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) or (y) 3.25%, plus (B) 5.25%. The Company is permitted to make interest-only payments on the outstanding principal balance of the term loan for approximately nineteen months following the funding date. The interest-only period can be extended by an additional nine months, subject to the Company raising net cash proceeds from financing activities (including without limitation sales of the Company's securities and up-front or milestone payments pursuant to existing or new strategic partnerships), in an aggregate amount of at least $100,000. The term of the loan facility is 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Company is obligated to pay a final fee equal to (i) 4.25% of the aggregate amount of the term loans funded, such payment to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans and (ii) $779 on the earlier of December 1, 2023 or the prepayment of the term loans. The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Amendment. If the Company prepays all of the term loans prior to the maturity date, it will pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 5% if the payment occurs on or before 24 months after the initial funding date, 3% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date.
The Lender may, at its option, elect to convert any portion of no more than $4,500 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of (i) with respect to the first $500 converted, $1.56 per share and (ii) with respect to any additional amounts converted in excess of $500, $7.81 per share.
The Company’s obligations under the Loan Amendment are secured by a first priority security interest in substantially all of its assets. The Loan Amendment contains customary representations, warranties and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse effect clause.
Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Amendment and under applicable law.
The Company recorded interest expense related to the loan facility of $421 and $1,858, and $1,469 and $2,237 for the three and nine months ended September 30, 2021 and 2020, respectively. The fair value of the loan at September 30, 2021 approximates its face amount due to the floating interest rate.
Future principal debt payments on the loan payable reflecting the amended terms are as follows:

September 30, 2021
2021	$—
2022	—
2023	3,739
2024	5,378
2025	4,883
Total principal payments	14,000
Final fee due at maturity in 2025	779
Total principal payments and final fee	14,779
Unamortized debt discount and final fee	(593)
Note payable	$14,186

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(19,893)	$(15,774)	$(54,435)	$(8,011)
Denominator:
Weighted average common shares outstanding — basic and diluted	45,236,775	40,004,555	43,510,078	33,822,682
Net loss per share attributable to common stockholders — basic and diluted	$(0.44)	$(0.39)	$(1.25)	$(0.24)
The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2021, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Stock options to purchase common stock	7,007,251	6,114,639
Shares to be issued under the 2018 ESPP	1,084,476	724,305
RSUs issued and expected to vest	—	1,051,900
Shares available from conversion of note payable	320,514	1,282,050
	8,412,241	9,172,894
10. Income Taxes
The Company did not provide for any income taxes for the three and nine months ended September 30, 2021 or 2020.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.
As of September 30, 2021 and December 31, 2020, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open under statute from 2017 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
11. Leases
 Sublease Agreement with EQRx, Inc.
In the three and nine months ended September 30, 2021 and 2020, the Company recognized sublease income of $656 and $1,969, and $792 and $1,885, respectively.
As of September 30, 2021, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2021	$709
2022	2,884
2023	241
$3,834
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
Adimab Development and Option Agreement
During the three and nine months ended September 30, 2021, the Company recognized research and development expense related to milestones achieved under the agreement of $1,500 and $3,000, respectively. During the nine months ended September 30, 2020, the Company recognized research and development expense related to milestones achieved under the agreement of $2,000. The Company did not recognize research and development expense related to milestones achieved under the agreement in the three months ended September 30, 2020.
13. Related Party Transactions
Novartis Institutes for BioMedical Research, Inc.
Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Novartis Agreement and sold 2,000,000 shares of its Series A-1 Preferred Stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share, for proceeds of $11,500 in a private placement. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the nine months ended September 30, 2021. The Company recognized $38,592 in collaboration revenue - related party in the nine months ended September 30, 2020. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the three months ended September 30, 2021 or 2020. As of September 30, 2021 and 2020, no amounts were due from Novartis.
During the three and nine months ended September 30, 2021 and 2020, the Company made no cash payments to Novartis related to the Novartis Agreement.
Vaccinex, Inc.
On November 30, 2017, the Company entered into a research agreement (the “Vaccinex Research Agreement”) with Vaccinex, Inc. (“Vaccinex”), pursuant to which Vaccinex used its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. On March 23, 2021, the Company exercised its option under the Vaccinex Research Agreement to enter into an exclusive license agreement (the “Vaccinex License Agreement”) to certain antibodies generated under the Vaccinex Research Agreement. The Company’s Chairman of the Board and former Chief Executive Officer is a member of the board of directors of Vaccinex. During the nine

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
months ended September 30, 2021, the Company paid Vaccinex $850 relating to the Vaccinex License Agreement. The payment was recognized as research and development expense. Vaccinex is eligible to receive up to an aggregate of $3,500 based on achievement of certain clinical milestones and up to an aggregate of $11,500 based on achievement of certain regulatory milestones per Licensed Product. The Company also owes low single digit royalties on global net sales of any approved Licensed Products. The Company did not make any payments to Vaccinex under the License Agreement in the three months ended September 30, 2021 or the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2021 and 2020, the Company made no payments relating to the Vaccinex Research Agreement. The amount due by the Company to Vaccinex under the Vaccinex Research Agreement was $50 as of September 30, 2021 and 2020. There was no amount due by the Company to Vaccinex under the Vaccinex License Agreement as of September 30, 2021 or 2020.
14. Subsequent Events
On October 1, 2021, the Company entered into the Loan Amendment, which amends the existing Loan Agreement. Refer to Note 8 for further discussion of the terms of the Loan Amendment.

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

We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, SRF813, and SRF114, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the public and private sales of our securities, payments received under the Novartis Agreement, payments received under the GSK Agreement and a debt financing. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $149.7 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $19.9 million and $54.4 million for the three and nine months ended September 30, 2021, respectively. Our net loss was $15.8 million and $8.0 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $116.7 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of September 30, 2021 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2023, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
We are monitoring the ongoing global outbreak and spread of the novel coronavirus disease, or COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. Although COVID-19 has not had a material adverse impact on our operations and our clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company's business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Given the fluidity of the COVID-19 pandemic, however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. We will continue to monitor the situation closely.

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
Upon entering into the Novartis Agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, to up to four specified targets, including certain research, development, manufacturing and commercialization rights. Pursuant to the Novartis Agreement, Novartis initially had the right to exercise up to three purchased Options. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis, and our performance obligations under the Novartis Agreement have ended. We are currently entitled to potential development milestones of $325.0 million, potential sales milestones of $200.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930.
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
Through September 30, 2021, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Novartis Agreement. We removed all costs associated with the remaining performance obligation for the single remaining Option from the cost-to-cost model in January 2020. This resulted in our recognizing the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. We did not recognize any collaboration revenue - related party in the three or nine months ended September 30, 2021.
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
Under the terms of the agreement, as amended, GSK made a one-time upfront payment of $85.0 million and is required to make additional payments to us for supply services and transition services, estimated to be $5.0 million and $1.0 million, respectively. We are eligible to receive up to $90.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens.

Under ASC 606 we account for (i) the delivery of the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an Investigational New Drug application is accepted by a regulatory authority; and (iii) transition services until an Investigational New Drug application is accepted by a regulatory authority as separate and distinct performance obligations. We determined the transaction price of the GSK Agreement, under ASC 606, to be $90.9 million, consisting of the upfront payment of $85.0 million plus $4.9 million for supply of the Licensed Antibodies and $1.0 million for the transition services. We recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, we recognized $85.0 million of license related revenue during the year ended December 31, 2020 under the GSK Agreement. We will recognize the $5.0 million and $1.0 million allocated to the supply services and transition services over time. We transfer control of these services over time and GSK receives and consumes the benefit over time as we perform the services. For the three months ended September 30, 2021, we recognized $0.3 million of license related revenue from the supply services and an immaterial amount of license related revenue from the transition services. For the nine months ended September 30, 2021, we recognized $0.7 million of license related revenue from transition services and $1.8 million of license related revenue from the supply services, which represents the costs incurred for the manufacturing and transition services that were performed.
Through September 30, 2021, we have received $85.0 million from GSK in upfront payments and $2.9 million in reimbursement for the transition and supply services.
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

The following table summarizes our research and development expenses by program:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
SRF388	$2,833	$1,225	$8,333	$4,142
SRF617	4,287	1,427	8,557	4,756
SRF813	399	1,724	2,147	4,383
SRF114	1,092	61	2,363	223
Other early-stage programs	300	120	419	772
Unallocated research and discovery expenses	5,126	4,897	15,431	16,014
Total research and development expenses	$14,037	$9,454	$37,250	$30,290

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
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities as well as interest expense incurred on our Loan and Security Agreement, the Loan Agreement with K2 Health Ventures LLC, or K2HV.
Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, along with the changes in those items:

	Three months ended September 30,
	2021	2020	2021 v 2020
	(in thousands)
License related revenue	$392	$—	$392
Operating expenses:
Research and development	14,037	9,454	4,583
General and administrative	5,847	4,904	943
Total operating expenses	19,884	14,358	5,526
Loss from operations	(19,492)	(14,358)	(5,134)
Interest and other income (expense), net	(401)	(1,416)	1,015
Net loss	$(19,893)	$(15,774)	$(4,119)

License Related Revenue
During the three months ended September 30, 2021, we recognized $0.3 million of license related revenue related to the supply services and an immaterial amount of license related revenue related to the transition services, which represents the costs incurred for the manufacturing and transition services that were performed. We did not recognize any license related revenue in the three months ended September 30, 2020.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020, along with the changes in those items:

	Three months ended September 30,
	2021	2020	2021 v 2020
	(in thousands)
Direct research and development expenses by program:
SRF388	$2,833	$1,225	$1,608
SRF617	4,287	1,427	2,860
SRF813	399	1,724	(1,325)
SRF114	1,092	61	1,031
Other early-stage programs	300	120	180
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	3,272	3,337	(65)
Facility related and other	1,854	1,560	294
Total research and development expenses	$14,037	$9,454	$4,583
Research and development expenses were $14.0 million for the three months ended September 30, 2021, compared to $9.5 million for the three months ended September 30, 2020. The increase of $4.6 million was primarily due to increases of $1.6 million in external costs for our SRF388 program, $2.9 million in external costs for our SRF617 program, $1.0 million in external costs for our SRF114 program, $0.2 million in external costs for our other early-stage programs and $0.2 million for research and discovery and unallocated costs, partially offset by a decrease of $1.3 million in external costs for our SRF813 program.
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
The increase in research and discovery and unallocated expenses was primarily due to increased facility and lab costs in the third quarter of 2021 compared to the third quarter of 2020 as a result of reduced presence in the office due to safety concerns arising from the COVID-19 global pandemic in the third quarter of 2020.
The decrease in research and development expenses for our SRF813 program was primarily due to the transfer of responsibility for development of this program to GSK as part of the GSK Agreement signed in December 2020.
General and Administrative Expenses
General and administrative expenses were $5.8 million for the three months ended September 30, 2021, compared to $4.9 million for the three months ended September 30, 2020. The increase of $0.9 million was primarily due to increases in personnel and facility related costs.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(0.4) million and $(1.4) million during the three months ended September 30, 2021 and 2020, respectively, due primarily to interest expense related to the Loan Agreement with K2HV and interest income on invested balances of our cash, cash equivalents and marketable securities.

Comparison of Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, along with the changes in those items:

	Nine months ended September 30,
	2021	2020	2021 v 2020
		(in thousands)
Collaboration revenue - related party	$—	$38,592	$(38,592)
License related revenue	2,532	—	2,532
Total revenue	$2,532	$38,592	$(36,060)
Operating expenses:
Research and development	37,250	30,290	6,960
General and administrative	17,923	14,686	3,237
Total operating expenses	55,173	44,976	10,197
Loss from operations	(52,641)	(6,384)	(46,257)
Interest and other income (expense), net	(1,794)	(1,627)	(167)
Net loss	$(54,435)	$(8,011)	$(46,424)

Collaboration Revenue - Related Party
Collaboration revenue was $38.6 million for the nine months ended September 30, 2020, all of which was derived from the Novartis Agreement. In January 2020 our performance obligations under the Novartis Agreement ended and we removed all costs from the cost-to-cost model. This resulted in the recognition of the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. We did not recognize any collaboration revenue - related party in the nine months ended September 30, 2021.
License Related Revenue
During the nine months ended September 30, 2021, we recognized $1.8 million and $0.7 million of license related revenue related to the supply services and transition services, respectively, which represents the costs incurred for the manufacturing and transition services that were performed. We did not recognize any license related revenue in the nine months ended September 30, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020, along with the changes in those items:

	Nine months ended September 30,
	2021	2020	2021 v 2020
		(in thousands)
Direct research and development expenses by program:
SRF388	$8,333	$4,142	$4,191
SRF617	8,557	4,756	3,801
SRF813	2,147	4,383	(2,236)
SRF114	2,363	223	2,140
Other early-stage programs	419	772	(353)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	10,217	11,509	(1,292)
Facility related and other	5,214	4,505	709
Total research and development expenses	$37,250	$30,290	$6,960

Research and development expenses were $37.3 million for the nine months ended September 30, 2021, compared to $30.3 million for the nine months ended September 30, 2020. The increase of $7.0 million was primarily due to increases of $4.2 million in external costs for our SRF388 program, $3.8 million in external costs for our SRF617 program and $2.1 million in external costs for our SRF114 program, which were partially offset by decreases of $0.6 million for research and discovery and unallocated costs, $0.4 million in external costs for our other early-stage programs and $2.2 million in external costs for our SRF813 program.
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
General and Administrative Expenses
General and administrative expenses were $17.9 million for the nine months ended September 30, 2021, compared to $14.7 million for the nine months ended September 30, 2020. The increase of $3.2 million was primarily due to increases in personnel and facility related costs, including $0.4 million of stock-based compensation resulting from modifications to previously issued stock option awards in connection with the transition of our Chief Executive Officer to Chairman of the Board.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(1.8) million and $(1.6) million during the nine months ended September 30, 2021 and 2020, respectively, due primarily to interest expense related to the Loan Agreement with K2HV and interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Novartis Agreement and the GSK Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Novartis Agreement, payments received under the GSK Agreement and a debt financing. Through September 30, 2021, we had received gross proceeds of $216.7 million from public and private sales of our securities, $17.5 million from our Loan Agreement with K2HV, $87.9 million from the GSK Agreement and $150.0 million from the Novartis Agreement.
In May 2019, we entered into the 2019 Sales Agreement, with JonesTrading to issue and sell up to $30.0 million in shares of our common stock, from time to time. As of June 30, 2020, we sold 11,229,174 shares of common stock at-the-market under the 2019 Sales Agreement for net proceeds of $29.1 million, and had fully utilized and closed the 2019 ATM Facility.
In May 2020, we entered into the 2020 Sales Agreement, with JonesTrading to issue and sell up to $50.0 million in shares of our common stock, from time to time. Through September 30, 2021, we sold 2,303,545 shares of common stock at-the-market under the 2020 Sales Agreement for net proceeds of $19.5 million.
In August 2021, the Company entered into the Amended Sales Agreement with JonesTrading, which amends the 2020 Sales Agreement to allow the issuance and sale of up to $80 million in shares of the Company's common stock, from time to time. The Company did not sell any shares of common stock at-the-market under the Amended Sales Agreement in the three or nine months ended September 30, 2021.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $149.7 million.
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
We believe that our existing cash, cash equivalents, and marketable securities, as of November 4, 2021, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2023, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•completing clinical development of existing product candidates and programs, identifying new product candidates, and completing pre-clinical and clinical development of such product candidates in a timely manner, if at all;
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

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts.
Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(46,487)	$(42,312)
Investing activities	(89,491)	55,328
Financing activities	21,685	39,695
Net increase (decrease) in cash and cash equivalents and restricted cash	$(114,293)	$52,711
Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $46.5 million, primarily due to a net loss of $54.4 million and changes in our operating assets and liabilities of $3.0 million, partially offset by non-cash charges of $10.9 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $0.5 million decrease in accrued expenses and other current liabilities, a $1.2 million decrease in accounts payable and a decrease of 1.6 million in our operating lease liability. This was offset by an increase of $0.3 million in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities is primarily due to the decrease in accrued bonus and contract manufacturing costs, the decrease in our operating lease liability is a result of rental payment made on our operating leases, and the decrease in accounts payable is a result of timing of payments. The increase in prepaid expenses and other current assets is primarily due to receivables from GSK related to reimbursement for the supply and transition services performed.
During the nine months ended September 30, 2020, net cash used in operating activities was $42.3 million, primarily due a net loss of $8.0 million and changes in our operating assets and liabilities of $44.3 million, partially offset by non-cash charges of $10.1 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $38.6 million decrease in deferred revenue-related party, a $1.3 million decrease in accrued expenses and other current liabilities, a $2.9 million decrease in accounts payable, a $1.1 million increase in other liabilities, and an increase of $2.4 million in prepaid expenses and other current assets. The decrease in deferred revenue-related party was due to the recognition of $38.6 million in revenue in 2020 due to the removal of all future costs in the cost-to-cost model as a result of Novartis’ decision not to purchase and exercise the single remaining Option under the Collaboration Agreement prior to it expiring in January 2020. The increase in other liabilities represents a commercial option fee which we incurred under the agreement with Adimab LLC in January 2020, but is not payable within twelve months of the balance sheet date. The decrease in accounts payable and accrued expenses is a result of the strategic restructuring announced in January 2020.
Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $89.5 million related to the net purchases of marketable securities.
During the nine months ended September 30, 2020, net cash provided by investing activities was $55.3 million, primarily due to $56.0 million of proceeds from sales or maturities of marketable securities partially offset by purchases of marketable securities of $0.7 million.

Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $21.7 million, consisting of proceeds of $19.5 million received from issuance of our shares of common stock at-the-market under the 2020 Sales Agreement, proceeds of $0.3 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan, and proceeds of $1.9 million from the exercise of options to purchase common stock.
During the nine months ended September 30, 2020, net cash provided by financing activities was $39.7 million, consisting of proceeds of $29.1 million received from issuance of our shares of common stock at-the-market under the 2019 Sales Agreement, proceeds from the issuance of the second tranche of our convertible note payable of $10.0 million, and proceeds of $0.4 million from the exercise of options to purchase common stock.
Contractual Obligations
We have entered into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are generally cancellable by us upon prior written notice to the vendor.
During the nine months ended September 30, 2021, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 9, 2021.
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
Emerging Growth Company and Smaller Reporting Company Status
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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of September 30, 2021 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2021, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3153526B1 to INSERM (Institut National de la Santé et de la Recherche Médicale), or the INSERM Patent. We are one of four parties opposing the grant of the INSERM Patent, which relates generally to pharmaceutical compositions comprising anti-CD39 antibodies which inhibit activity of regulatory T cells (Treg) for use in the treatment or prevention of cancers. We currently await the proprietor’s response to the statements of opposition and subsequently a summons to oral proceedings. Accordingly, final resolution of the opposition may be several years in the future.
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
10.1
Amendment No. 1, to the Capital on DemandTM Sales Agreement, dated as of August 5, 2021, by and between Surface Oncology, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-38459)).

10.2 †	Amendment No. 1, dated as of August 11, 2021, to License Agreement, dated as of December 16, 2020, by and between Surface Oncology, In.c and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Surface Oncology, Inc.
Date: November 4, 2021	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2021	By:	/s/ Jessica Fees
Jessica Fees
Chief Financial Officer
(Principal Financial and Accounting Officer)