Form 10-K
period 2021-12-31
Surface Oncology, Inc.
filed 2022-03-02
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2021, was $308,676,299. For purposes of foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
The number of shares of registrant’s Common Stock outstanding as of February 28, 2022 was 46,958,984.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 8, 2022, are incorporated by reference into Part III of this Report.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts

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
•The regulatory approval processes of the FDA, the EMA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
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
•We rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
NZV930 (formerly SRF373) and SRF617 are antibodies designed to inhibit cluster of differentiation (or CD) 73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. NZV930 and SRF617 each aim to reduce the production of immunosuppressive adenosine, but target different points of the adenosine pathway. In addition to reducing the production of adenosine, we believe SRF617 will also stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis Institutes for Biomedical Research, Inc., or Novartis. We initiated a Phase 1/1b dose escalation trial of SRF617 in March 2020, and initiated combination cohorts of the ongoing trial in January 2021. SRF617 received orphan drug designation from the U.S. Food and Drug Administration, or FDA for the treatment of pancreatic cancer in March 2021. In December 2021, we presented initial clinical data demonstrating SRF617's potential in combination with chemotherapy and other immuno-oncology therapies.
SRF388 is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one of the subunits of IL-27, EBI3, is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. We initiated a Phase 1 dose escalation clinical trial of SRF388 in April 2020, and initiated expansion stages of the ongoing trial in June 2021. SRF388 received orphan drug designation and fast track designation from the FDA for the treatment of hepatocellular carcinoma in November 2020. In June 2021, we presented initial clinical data demonstrating monotherapy activity.
GSK4381562 (formerly SRF813) is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer, or NK, and T cells. GSK4381562 blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. GSK4381562 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. On December 16, 2020, we granted GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive license to worldwide development and commercialization rights of SRF813. GSK received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial in November 2021.
SRF114 is designed as a highly specific afucosylated IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells, or Treg cells, in the TME. SRF114 causes depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity, or ADCC, leading to anti-tumor activity in preclinical models. In March 2021, we initiated IND-enabling activities for SRF114, with an IND filing planned for the second half of 2022.
We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnections between these TME pathways.

In January 2016, we entered into a strategic collaboration agreement with Novartis, or the Novartis Agreement, to develop next-generation cancer therapies. Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture, and commercialize antibodies that target CD73. Under the Novartis Agreement, we are currently entitled to potential development milestones of $325.0 million, potential sales milestones of $200.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930.
In December 2020, we entered into a license agreement with GSK, or the GSK Agreement. Upon entering into the agreement, we received an upfront payment $85.0 million and granted GSK an exclusive worldwide license to develop, manufacture, and commercialize antibodies that target PVRIG. Under the GSK Agreement, we are eligible to receive up to $90.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens upon successful commercialization of GSK4381562.
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
Adenosine is a key metabolite within the TME that accumulates and inhibits the function of important immune cells, including T cells and NK cells, leading to an environment conducive to tumor growth. CD39 and CD73, two of the enzymes involved in the production of extracellular adenosine, are both attractive therapeutic targets because inhibiting either of them will reduce the amount of adenosine in the TME. We believe inhibiting CD39 may have further immunostimulatory effects because this inhibition will also increase local amounts of ATP in the TME.
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
Regulatory T cells, or Tregs, play an essential role in controlling autoimmunity and maintaining immune tolerance and homeostasis. Treg cells are also recruited to sites of tumor growth where they suppress antitumor immune responses and facilitate tumor growth. Treg cells are associated with poor prognosis in many human cancers. Depletion of Treg cells in published experimental murine models of cancer has been shown to reduce primary and metastatic tumor growth. Although Treg cell depletion is a promising therapeutic strategy in cancer, current therapies aimed at depletion of Treg cells in humans fail to distinguish systemic Treg cells from tumor infiltrating Treg cells, resulting in undesirable inflammatory side-effects outside of the TME. The chemokine receptor CCR8 was recently reported to be highly expressed on intratumoral Treg cells in breast carcinomas but not on peripheral Treg cells or effector T cells. As such, we believe that the depletion of tumor infiltrating Treg cells while sparing peripheral Treg cells via targeting CCR8 is an attractive approach to enhance anti-tumor immunity.
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
Based on our understanding of the adenosine pathway and its role in the TME, we are advancing two programs targeting different enzymes in the adenosine pathway to reduce the immunosuppressive effects of adenosine production in the TME.

NZV930 (formerly SRF373) is designed to inhibit CD73, an enzyme critical to the production of extracellular adenosine. By reducing the amount of adenosine in the TME, we believe the immune system will be able to better recognize and attack tumors. In our preclinical studies, NZV930 exhibited potent CD73 enzymatic inhibition, resulting in a reduction of adenosine and increased activity of immune cells, particularly T cells. Further, in combination with a PD-1 inhibitor, our antibodies against CD73 demonstrated potent anti-tumor effects in preclinical animal studies. CD73 is overexpressed in many tumors and can be shed from the cell surface. We therefore believe CD73 overexpression could be a useful biomarker to identify those patients most likely to benefit from NZV930. We have granted Novartis a worldwide exclusive license to develop and commercialize NZV930. Novartis advanced NZV930 into clinical development in June of 2018.
SRF617 is designed to inhibit CD39, an enzyme critical both to the production of adenosine and the breakdown of ATP. We believe targeting CD39 will not only reduce extracellular adenosine, but will also maintain extracellular levels of immunostimulatory ATP, both of which have been observed to promote anti-tumor immunity. In preclinical studies, SRF617 exhibited potent CD39 enzymatic inhibition, leading to increased activity of T cells and maturation of antigen presenting cells. Further, in combination with chemotherapy or a PD-1 inhibitor, our antibodies against CD39 demonstrated potent anti-tumor effects in preclinical animal studies. We initiated a Phase 1/1b dose escalation trial of SRF617 in March 2020, and initiated combination cohorts of the ongoing trial in January 2021.
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

Inhibiting the Adenosine Pathway in the TME

Landscape of Competitive Agents and the Opportunity
There are multiple third-party programs evaluating targets in the adenosine pathway, including inhibitors of CD73, CD39 and the key adenosine receptors. Due to the relatively high amounts of adenosine in the TME, we believe achieving inhibition of adenosine receptors sufficient to result in a meaningful clinical response as a monotherapy could prove challenging. CD73 and CD39 are overexpressed in a variety of tumors, making them attractive targets for cancer therapies. Recently published randomized Phase 2 clinical data of a CD73 antibody in combination with a PD-1 antibody provide further support for the potential benefit of adenosine pathway inhibition in patients with cancer. We believe that the potency of CD73 and CD39 enzymatic inhibition will be an important differentiator and may lead to improved clinical efficacy by reducing adenosine levels in the TME to a greater extent.
Our Adenosine Pathway Programs
NZV930
NZV930 is a fully human immunoglobulin isotype G4, or IgG4, monoclonal antibody that is designed to be a potent inhibitor of CD73. We selected NZV930 for clinical development based on the following key attributes observed in preclinical development:
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

Overview of NZV930 Phase 1 Trial

SRF617
SRF617 is a fully human IgG4 monoclonal antibody that is designed to be a potent inhibitor of CD39 enzymatic activity. We selected SRF617 for clinical development based on the following key attributes observed in preclinical development:
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
CD39 Inhibition Observed to Have Potent Anti-tumor Activity
Clinical Trial
We initiated a Phase 1/1b dose escalation trial of SRF617 in March 2020. We initiated the Phase 1b combination expansion part of the trial in January 2021 in which SRF617 is being tested in combination with a PD-1 inhibitor and with chemotherapy. SRF617 received orphan drug designation from the FDA for the treatment of pancreatic cancer in March 2021. We plan to evaluate SRF617 in combination with an adenosine receptor inhibitor and a PD-1 inhibitor in a Phase 2 trial in patients with advanced prostate cancer and anticipate initiation of that study in early 2022. In December 2021, we presented initial clinical data demonstrating SRF617's potential in combination with chemotherapy and other immuno-oncology therapies at the ESMO Immuno-Oncology conference.

SRF617 Clinical Development Plan
Inhibiting the Immunosuppressive Cytokine IL-27 to Activate the Immune System
Overview of SRF388
SRF388 is a fully human IgG1 monoclonal antibody that is designed to bind to the p28 subunit of IL-27 and inhibit IL-27's activity by blocking its binding to the IL-27 receptor. We identified SRF388 using our proprietary suite of research tools, which have allowed us to enhance our deep biological understanding of IL-27 and its receptor. We selected SRF388 for clinical development based on the following key observations in our preclinical studies:
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

IL-27 Upregulates Inhibitory Receptors, Downregulates Proinflammatory Cytokines
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
SRF388 Restored Cytokine Production in Combination with anti-PD-1 in Presence of Recombinant IL-27 in Activated Healthy Donor PBMCs

In the preclinical study below, SRF388 monotherapy resulted in a significant reduction in the growth of hepatocellular, or HCC, tumors in the liver, as compared to a control antibody. In addition, SRF388 reduced the expression of immune-inhibitory receptors in this HCC model.
SRF388 Inhibited Tumor Growth in the Orthotopic Hepa 1-6 Mouse Model of Hepatocellular Carcinoma
SRF388 Modulated Gene Expression in the Hepa1-6 Mouse Model of HCC

Clinical Trial
We initiated a Phase 1 dose escalation trial of SRF388 in April 2020, and initiated expansion stages of the ongoing trial in June 2021. SRF388 received orphan drug designation and fast track designation from the FDA for the treatment of hepatocellular carcinoma in November 2020. As depicted below, the Phase 1 trial is anticipated to enroll approximately 100 patients. Following a monotherapy dose escalation, SRF388 will be tested in specific cohorts of patients with renal cell carcinoma, hepatocelluar carcinoma, and non-small cell lung cancer. In June 2021, we presented initial clinical data at the American Society of Clinical Oncology Annual Meeting demonstrating monotherapy activity. In October 2021, we announced our plans to evaluate SRF388 in combination with anti-PD-L1 and anti-VEG-F therapy in a randomized Phase 2 trial of patients with first-line HCC and anticipate an initial data read out from this trial in 2024.

SRF388 Clinical Development Plan
Blocking the Inhibitory Receptor CD112R to Promote Immune Cell Activation in the Tumor Microenvironment
Overview of GSK4381562
GSK4381562 (formerly SRF813) is a fully human IgG1 monoclonal antibody that binds to the inhibitory receptor CD112R, also known as PVRIG, and antagonizes its function on immune cells. We selected GSK4381562 for clinical development based on the following key observations in our preclinical studies:
•Potent blockade of CD112R interaction with its ligand CD112;
•Enhancement of NK and T cell activation; and
•Inhibition of tumor growth.
CD112R Background
CD112R is an inhibitory receptor primarily expressed on NK cells and T cells. CD112R suppresses immune cell activation through its binding with CD112. Because CD112 is commonly overexpressed on tumor cells, there is an emerging rationale for disrupting the CD112:CD112R interaction to promote antitumor immune responses. On December 16, 2020, we granted GSK an exclusive license to worldwide development and commercialization rights of GSK4381562. GSK received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial in November 2021.
Targeting CCR8 to Deplete Intra-tumoral Regulatory T Cells
Overview of SRF114
SRF114 is a highly specific afucosylated IgG1 monoclonal antibody targeting the chemokine receptor CCR8, which is expressed at high levels on Treg cells within the TME. SRF114 causes depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity, or ADCC. We selected SRF114 for further development based on the following key observations in our preclinical studies:
•Highly specific for human CCR8;
•Activation of NK cells; and
•Preferentially depletes tumor Treg cells.

CCR8 Background
Selectively targeting tumor Treg cells for depletion while sparing those Treg cells that control immune responses in other healthy tissues is an attractive strategy for cancer immunotherapy. Preclinical data in mouse models of cancer evaluating Treg cell-depleting strategies support this hypothesis.
Studies characterizing the gene expression signature of tumor-infiltrating immune cells have identified CCR8 as highly expressed and enriched on Treg cells as compared to other immune cells present in the TME. CCR8 is a G-protein coupled chemokine receptor that is involved in the chemotaxis of immunocytes to sites of inflammation. Importantly, CCR8 protein expression was shown to be highly upregulated on tumor Treg cells isolated from several different tumor types, whereas expression on tumor infiltrating effector T cells (Teff cells) or peripheral Teff and peripheral Treg cells was significantly lower and only present on minor subsets of these cells. This expression profile increases the likelihood of preferentially targeting and depleting tumor-infiltrating Treg cells with SRF114 and has the potential to unleash antitumor immune responses in the TME.
Our Preclinical Studies
In preclinical studies, we observed that targeting CCR8 in mouse tumor models can strongly inhibit tumor growth. In the study shown below, we observed that treatment with an anti-murine CCR8 antibody was associated with significant tumor growth inhibition, as compared to a control antibody.

Anti CCR8 Antibody Inhibited Tumor Growth in CT26 Model of Colorectal Cancer
We also observed that SRF114 can preferentially deplete Treg cells in human tumor samples. The study below tested the ability of SRF114 to deplete different lymphocyte populations from dissociated cell cultures taken from human tumors or peripheral blood mononuclear cells (PBMC) while cocultured with activated NK cells. SRF114 preferentially depleted tumor Treg cells as compared to effector CD4+ and CD8+ T cell populations or circulating Treg cells from PBMCs.

SRF114 preferentially depletes tumor-infiltrating CCR8+ Treg cells
IND-enabling studies are ongoing to support an IND filing to the FDA planned for the second half of 2022.
We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnection between the pathways of the TME.
Collaboration Agreement with Novartis
Overview
In January 2016, we entered into a strategic collaboration with Novartis to develop next-generation cancer therapies. The Novartis Agreement was subsequently amended in May 2016, July 2017, September 2017 and October 2018. Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option for up to four specified targets, including certain development, manufacturing and commercialization rights. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Therefore, there are no Options remaining eligible for purchase, and potential exercise, and the Company’s performance obligations under the Novartis Agreement have ended. Under the Novartis Agreement, we are currently entitled to potential development milestones of $325.0 million, potential sales milestones of $200.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930. Through December 31, 2021, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. In January 2016 and April 2018, we also received equity investments of $13.5 million and $11.5 million, respectively, from Novartis.
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
License Agreement with GSK
Overview
In December 2020, we entered into the GSK Agreement, under which we granted GSK a worldwide, exclusive, sublicensable license to develop and commercialize specified antibodies targeting CD112R, also known as PVRIG, or the Licensed Antibodies. GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and joint development and joint patent committees will be formed to facilitate information sharing between us and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. Under the terms of the agreement, GSK made a one-time upfront payment of $85.0 million and is required to make additional payments to us for supply services and transition services initially estimated to be $4.3 million and $1.0 million, respectively. We are eligible to receive up to $90.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens.
In November 2021, GSK received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result our performance obligations under the GSK Agreement have ended. Through December 31, 2021, we have received $85.0 million from GSK in upfront payments and $4.5 million for the transition and supply services performed.
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
Vaccinex Exclusive Product License Agreement
In March 2021, we and Vaccinex, Inc., or Vaccinex, entered into an exclusive product license agreement, or the Vaccinex License Agreement, to exclusively license certain antibodies, including SRF114. Pursuant to the terms of the Vaccinex License Agreement, we have a worldwide, exclusive, sublicensable license to make, have made, use, sell, offer to sell, have sold, import, and otherwise exploit licensed products that incorporate certain Vaccinex intellectual property which covers certain antibodies, including the antibody SRF114 targeting CCR8, each a “Licensed Product.”
Under the Vaccinex License Agreement, we are obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Licensed Product and have the sole right to develop, manufacture and commercialize the licensed products worldwide. We are responsible for all costs and expenses of such development, manufacturing and commercialization. Pursuant to the Vaccinex License Agreement, we paid Vaccinex a one-time fee of $0.9 million. Vaccinex is eligible to receive up to an aggregate of $3.5 million based on achievement of certain clinical milestones and up to an aggregate of $11.5 million based on achievement of certain regulatory milestones per Licensed Product. We also owe low single digit royalties on global net sales of any approved licensed products. Commencing on the third anniversary of the date of the Vaccinex License Agreement and continuing until the first dosing of a Licensed Product in a clinical trial, we will be required to pay Vaccinex a nominal yearly maintenance fee.
We may terminate the Vaccinex License Agreement for convenience upon the notice period specified in the Vaccinex License Agreement. Either party may terminate the agreement for an uncured material breach by the other party. Vaccinex may terminate the Vaccinex License Agreement if we default on any payments owed to Vaccinex under the agreement, if we are in material breach of, and fail to cure, our development obligations, or institute certain actions related to the licensed patents. In the event of termination, all rights in the licensed intellectual property would revert to Vaccinex.
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

Manufacturing
We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. While we do not plan to develop our own full-scale manufacturing capabilities, we may consider establishing a small, flexible facility for supporting preclinical IND-enabling studies and early clinical studies. Currently, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into contracts with CMOs for SRF617, SRF388, and SRF114 related to production of drug substance and drug product for our clinical trials and plan to enter into additional contracts with these or other manufacturers for additional supply.
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
•Programs in development targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead/Jounce, Shionogi and Five Prime/Amgen;
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
As of February 28, 2022, we co-own and have exclusively licensed to Novartis our rights in two patent families that cover compositions of matter and methods of use for our CD73 therapeutic antibody candidate, NZV930. The first patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application, one expired international Patent Cooperation Treaty (“PCT”) patent application, and forty-eight (48) ex-US applications. The second patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application and one expired PCT patent application. Any patents issuing from the first and second patent families would be expected to expire in 2038 or 2039, respectively, absent any applicable patent term adjustment or extension.
As of February 28, 2022, we solely own three patent families related to compositions of matter and methods of use for our CD39 therapeutic antibody candidates, including SRF617, and co-own one patent family related to methods of treating cancer with SRF617. The first solely owned patent family includes two issued U.S. patents, U.S. 10,738,128 and U.S. 10,793,637, two pending U.S. non-provisional patent applications, one expired PCT patent application and twenty-one (21) pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second solely owned patent family includes a pending U.S. non-provisional patent application, a pending PCT patent application and nine ex-US applications with additional national phase filings in progress, each claiming priority to seven expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension. The third solely owned patent family includes three pending U.S. provisional patent applications and the co-owned patent family includes two pending U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2042, absent any applicable patent term adjustment or extension.
With respect to our IL-27 therapeutic antibody program, as of February 28, 2022, we own four patent families related to compositions of matter and methods of use for various antibodies, including SRF388. The first patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and thirteen (13) pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The second patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and fourteen (14) pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The third patent family includes one pending U.S. non-provisional patent application, two pending ex-U.S. patent applications and a pending PCT patent application, each claiming priority to two expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension. The fourth patent family includes three pending U.S. provisional patent applications; any patents issuing from these applications would be expected to expire in 2042, absent any applicable patent term adjustment or extension.
As of February 28, 2022, we own and have exclusively licensed to GSK our rights in two patent families that cover compositions of matter and methods of use for our CD112R therapeutic antibody candidates, including GSK4381562. The first patent family includes one allowed U.S. patent application, two pending U.S. non-provisional patent applications, one expired PCT patent application, and twenty-six (26) ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second family includes a pending PCT patent application claiming priority to an expired U.S. provisional patent application. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.
As of February 28, 2022, we have exclusively licensed from Vaccinex rights to a patent family that covers compositions of matter and methods of use for our CCR8 therapeutic antibody candidates, including SRF114. This patent family includes one pending U.S. non-provisional patent application, two pending ex-U.S. patent applications and a pending PCT patent application, each claiming priority to three expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2041, absent any applicable patent term adjustment or extension.

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
•Payment of user fees for FDA review of an NDA or BLA;
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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2022, the user fee for an application requiring clinical data, such as an NDA or BLA, is $3,117,218. The sponsor of an approved NDA or BLA is also subject to an annual prescription drug program fee, which for fiscal year 2022 is $369,413. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it consider such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.
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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the product's clinical benefit. If the FDA concludes that a drug or biologic being considered for accelerated approval that is shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. All promotional materials for product candidates approved under accelerated approval are subject to prior review by the FDA unless the FDA informs the applicant otherwise.
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
Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
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
FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Manufacturers and other parties involved in the drug supply chain for prescription drugs and biologics must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stole and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.
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
•The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain nonphysician providers such as physician assistants and nurse practitioners;
•Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:
•On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of any product candidates we develop, some of our U.S. patents may be eligible for limited patent term extension, or PTE, under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The PTE period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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
European Union Supplementary Protection Certificate
Similar to PTE in the United States, depending upon the timing, duration and specifics of EMA approval of any product candidates we develop, certain issued patents may be eligible for limited patent term extension on a country-by-country basis in the UK and all member states of the European Economic Area (comprising the EU member states, plus Norway, Iceland and Liechtenstein), in accordance with the Council Regulation (EC) No 469/2009 concerning the creation of a supplementary protection certificate (SPC) for medicinal products as codified, or the SPC Regulation. The SPC Regulation permits restoration of the patent term of up to five years as compensation for patent term lost due to the compulsory lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval. The scope of the SPC extends only to the product covered by the applicable EEA marketing EMA authorization to place the corresponding medicinal product on the market and for any use of the product as a medicinal product that has been authorized before the expiry of the certificate. SPC terms cannot be greater than 5 years, and cannot extend the remaining term of a patent beyond a total of 15 years from the product’s approval date (subject to a possible six month extension under the EU Paediatric Regulation). The SPC period is calculated based on the date on which the application for a basic patent was lodged and the date of the first authorization to place the product on the period elapsed between patent filing and grant of the first marketing authorization to place the product on the market in the EEA, reduced by a period of five years. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted within six months of either the grant of the marketing authorization in any EEA member state or, if later, the grant of the patent.
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
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. This decrease in reimbursement has been challenged in the U.S. District Court for the District of Columbia, and was appealed to the U.S. Court of Appeals. On July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court); the court denied this Petition on October 16, 2020. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how the invalidation of the formula could affect pharmaceutical manufacturers and hospitals who prescribe their products.

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
Human Capital Management
Employees
As of February 28, 2022, we had 67 employees, all full-time, including 45 employees engaged in research and development. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
Compensation and Benefits
Attracting and retaining high-performing talent, while providing meaningful growth and development opportunities to Surface's employees is critical to the Company's mission of delivering transformative outcomes for people with cancer. Surface leverages numerous resources to identify and enhance leadership capability and foster an energetic and highly collaborative culture that emphasizes collective learning. Surface is focused on pay equity and regularly monitors our compensation practices among similar roles and responsibilities throughout our organization. In addition to offering a comprehensive suite of benefits ranging from medical and dental coverage to retirement, disability and life insurance programs, Surface also provides and promotes health and wellness programs, as well as employee assistance programs. Surface continuously cultivates and enhances its culture and embraces equality, diversity and inclusion as fundamental to its mission.
Equity, Equality, Diversity & Inclusion (EED&I)
At the foundation of achieving its mission, is the ability for Surface to foster an inclusive and diverse workforce. Surface defines key focus areas and objectives and includes implementation plans related to equity, equality, diversity and inclusion. Surface’s leadership, including its board of directors, is committed to ensuring that equity, equality, diversity and inclusion remain essential to the core values of the Company. As of December 31, 2021, women represented 61% of Surface employees and 50% of leadership positions. Additionally, 22% of Surface’s workforce was comprised of members who are racially or ethnically diverse. Surface’s equity, equality, diversity and inclusion principles are reflected in our employee training and policies.

COVID-19 Health and Safety
Surface prioritized the health and safety of its employees during the COVID-19 pandemic by implementing temporary office and facility closures; establishing new safety and cleaning protocols and procedures; providing regular communication regarding the effect of the pandemic on Surface’s operations and employees; establishing physical distancing procedures, modification of workspaces and provision of personal protective equipment and cleaning supplies for employees; and providing remote working accommodations and related services to support employees’ needs for flexibility.
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
We have incurred significant net losses since inception,. Our net losses were $78.5 million and $54.8 million for the years ended December 31, 2021 and 2019, respectively. We earned net income of $59.3 million for the year ended December 31, 2020, primarily as a result of revenue recognized under the GSK Agreement. As of December 31, 2021 we had an accumulated deficit of $140.7 million. We have funded our operations to date primarily with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis, upfront fees received in connection with our license agreement with GSK, and a debt financing. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing related intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including SRF617, SRF388 and SRF114, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of Novartis, GSK or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that the net proceeds from our initial public offering and the concurrent private placement, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second half of 2023, excluding any future milestone payments from Novartis or GSK.
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

Our Loan and Security Agreement, as amended, contains restrictive and financial covenants that may limit our operating flexibility.
Our Loan and Security Agreement, as amended, or the Loan Amendment, with K2 HealthVentures LLC, or K2 Health Ventures, contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we engage in new lines of business, incur additional indebtedness or liens, make certain investments, make certain payments, pay cash dividends, merge with other companies or consummate certain changes of control, acquire other companies, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements, enter into various other specified transactions, executive office or executive management without notice. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of K2 Health Ventures or prepay the outstanding amount under the Loan Amendment. Our obligations under the Loan Amendment are secured by all of our property, with certain exceptions. We may not be able to generate sufficient cash flow to pay the principal and interest under the Loan Amendment.
Risks Related To Product Development And Regulatory Process
If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts. Three of our product candidates, SRF617, SRF388, and NZV930 (formerly SRF373), are being investigated in ongoing Phase 1 clinical trials. The rest of our product candidates are all in preclinical development. We have invested substantially all of our efforts and financial resources into our clinical studies as well as the identification of targets and preclinical development of antibodies.
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
We expect that we will need to develop, or enter into a collaboration or partnership to develop complementary diagnostics and/or companion diagnostics for our current or future product candidates. If we, or our future collaborators, are unable to successfully develop such companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our future product candidates.
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
Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2018, we announced the deprioritization of SRF231 as a result of toxicities seen during the dose escalation portion of the then-ongoing Phase 1 trial. We concluded the Phase 1 trial in 2021 and have ceased development of SRF231.
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
If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. See the section entitled “Business — Government Regulation — Coverage and Reimbursement”. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:
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
Smaller and other early-stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive or not economical.
Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.
The regulations that govern marketing approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See the section entitled “Business — Government Regulation — Coverage and Reimbursement”.
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
Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in December 2018, we announced a significant reduction of the investment in our SRF231 program and later terminated its development. Based on the reallocation of capital, we prioritized SRF617 and SRF388. However, the advancement of SRF617 and SRF388 may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to accelerate with our capital resources. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we licensed worldwide development and commercialization rights with respect to NZV930 and GSK4381562 to Novartis and GSK, respectively, and we will receive only milestone payments and royalties on sales of NZV930 and GSK4381562, if approved. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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
We have received orphan drug designation from the FDA for SRF388 for the treatment of hepatocellular carcinoma and for SRF617 for the treatment of pancreatic cancer. We may in the future seek orphan drug designation for other product candidates we develop, and we may be unsuccessful. We may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.
We have received orphan drug designation from the FDA for SRF388 for the treatment of hepatocellular carcinoma and for SRF617 for the treatment of pancreatic cancer. We may seek orphan drug designation for certain of our other product candidates we develop. However, we may be unsuccessful in obtaining orphan drug designation for certain of our other product candidates and may be unable to maintain the benefits associated with orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the EU, the European Commission grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Orphan designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in its development. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.
Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.
The exclusivity provided by orphan drug designation may not effectively protect our product candidates from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek additional orphan drug designations for applicable indications for our current and any future product candidates, we may never receive such designations. There is no guarantee that we will enjoy the benefits of orphan drug designation for SRF388, SRF617 or any other product candidate for which we may receive orphan drug designation. Additionally, the FDA may reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, or business could be adversely impacted.
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
•a default under the Loan Amendment.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. See the section entitled “Business — Government Regulation — Healthcare Reform”.
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
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission, or the EC, has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

In addition, many jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.
Risks Related To Reliance On Third Parties
We are fully dependent on our collaboration with Novartis for the development of NZV930 and GSK for the development of GSK4381562, and may depend on additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
In January 2016, we entered into a strategic collaboration agreement with Novartis, or the Novartis Agreement, to develop next generation cancer therapies. Pursuant to the Novartis Agreement, we granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. Similarly, in December 2020, we entered into a license agreement with GSK, the GSK Agreement, pursuant to which we granted GSK a worldwide, exclusive, sublicensable license to develop and commercialize specified antibodies, including GSK4381562. Each of the Novartis Agreement and GSK Agreement involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, and provides us with royalty-based sales revenue. Our lack of control over the clinical development of certain programs with current and future collaborators could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended IND filings in a timely fashion, if at all. In particular, Novartis and GSK are solely responsible for the development and commercialization of NZV930 and GSK4381562, respectively, and as such, we are wholly dependent on each of Novartis and GSK for the success of these programs. In the event Novartis terminates the Novartis Agreement, or GSK terminates the GSK Agreement, we would be prevented from receiving any milestone payments, royalty payments and other benefits under that agreement, which would have a materially adverse effect on our results of operations. We cannot provide any assurance with respect to the success of any current or future collaboration or license agreement.
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
We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Novartis Agreement and the GSK Agreement, we have granted worldwide exclusive rights to Novartis for antibodies targeting CD73 and worldwide exclusive rights to GSK for antibodies targeting PVRIG, respectively, and during the term of the agreements we will be restricted from granting similar rights to other parties. This exclusivity could limit our ability to enter into strategic collaborations with future collaborators.
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
These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the third parties do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our product candidates may be delayed, we may not be able to obtain marketing approval and commercialize our product candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by these third parties, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures. It is possible that our development plans will have to be slowed down or stopped completely at times due to our inability to obtain required raw materials, components, and outsourced processes at an acceptable cost, if at all, or to get a timely response from vendors, particularly as a result of recent labor market and global supply chain constraints.
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
We rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers (or contract manufacturers, or CMOs) may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business. For example, recent global supply chain constraints have led to a risk of shortages in lab supplies. If there is a shortage of lab supplies which are critical for our clinical programs, there can be no assurance that we would be able to find alternative suppliers for certain critical materials.

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
We do not currently have any agreements with third-party manufacturers for long-term commercial supply. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any product candidate that we develop, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and potentially cause delays to our ongoing clinical trials.
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

Our third-party manufacturers and clinical reagent suppliers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. For example, in December 2019, a novel strain of coronavirus that causes a respiratory disease named coronavirus disease 2019 (COVID-19) was reported to have surfaced in Wuhan, China. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve, including the recent labor market and global supply chain constraints. The extent to which the novel coronavirus may impact our third-party manufacturers and suppliers going forward will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. See the section entitled “Business — Government Regulation — Other Healthcare Laws and Compliance Requirements”.
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
We currently have limited international operations, but we rely on and will continue to rely on our CMOs, some of which operate internationally, for both drug substance and drug product, and our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

•multiple, conflicting and changing laws and regulations, such as regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
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
As of February 28, 2022, we co-own and have exclusively licensed to Novartis our rights in two patent families that cover compositions of matter and methods of use for our CD73 therapeutic antibody candidate, NZV930. The first patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application, one expired international Patent Cooperation Treaty (“PCT”) patent application, and forty-eight (48) ex-US applications. The second patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application and one expired PCT patent application. Any patents issuing from the first and second patent families would be expected to expire in 2038 or 2039, respectively, absent any applicable patent term adjustment or extension.
As of February 28, 2022, we solely own three patent families related to compositions of matter and methods of use for our CD39 therapeutic antibody candidates, including SRF617, and co-own one patent family related to methods of treating cancer with SRF617. The first solely owned patent family includes two issued U.S. patents, U.S. 10,738,128 and U.S. 10,793,637, two pending U.S. non-provisional patent applications, one expired PCT patent application and twenty-one (21) pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second solely owned patent family includes a pending U.S. non-provisional patent application, a pending PCT patent application and nine ex-US applications with additional national phase filings in progress, each claiming priority to seven expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension. The third solely owned patent family includes three pending U.S. provisional patent applications and the co-owned patent family includes two pending U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2042, absent any applicable patent term adjustment or extension.

With respect to our IL-27 therapeutic antibody program, as of February 28, 2022, we own four patent families related to compositions of matter and methods of use for various antibodies, including SRF388. The first patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and thirteen (13) pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The second patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and fourteen (14) pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The third patent family includes one pending U.S. non-provisional patent application, two pending ex-U.S. patent applications and a pending PCT patent application, each claiming priority to two expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension. The fourth patent family includes three pending U.S. provisional patent applications; any patents issuing from these applications would be expected to expire in 2042, absent any applicable patent term adjustment or extension.
As of February 28, 2022, we own and have exclusively licensed to GSK our rights in two patent families that cover compositions of matter and methods of use for our CD112R therapeutic antibody candidates, including GSK4381562. The first patent family includes one allowed U.S. patent application, two pending U.S. non-provisional patent applications, one expired PCT patent application, and twenty-six (26) ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second family includes a pending PCT patent application claiming priority to an expired U.S. provisional patent application. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.
As of February 28, 2022, we have exclusively licensed from Vaccinex, Inc. rights to a patent family that covers compositions of matter and methods of use for our CCR8 therapeutic antibody candidates, including SRF114. This patent family includes one pending U.S. non-provisional patent application, two pending ex-U.S. patent applications and a pending PCT patent application, each claiming priority to three expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2041, absent any applicable patent term adjustment or extension.
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
The field of therapeutic antibodies, including CD39, CCR8 and CD112R antibodies for use in oncology, is crowded, and no such products have reached the market. Due to the intense research and development undertaken by academic institutions and multiple companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property-related litigation and proceedings relating to our own and other third-party intellectual property and proprietary rights in the future.
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
We are aware of certain third-party patents and third-party patent applications in this landscape that may, if issued as patents, be asserted to encompass our current or future product candidates.  For example, we are aware of third-party European patents and pending third-party European patent applications relating to CD39, CCR8 and CD112R antibody technology that, without invalidation of (in the case of an issued patent), a change in claim scope, or a license, could materially impair our ability to commercialize our product candidates.

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
We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of therapeutic antibodies and filing patent applications potentially relevant to our business. For example, we are aware of third-party patents and patent applications that may be construed to cover uses of our CCR8 antibody product candidates.
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
As of February 28, 2022, we had 67 employees, all full-time, including 45 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
On June 23, 2016, the United Kingdom, or UK, held a referendum in which a majority of the eligible members of the electorate voted for the UK to leave the European Union, or EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a member state of the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently broadly aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the UK in the long-term. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
If other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on how the TCA, and any future agreements signed by the UK and the EU, take effect in practice.
Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities (including, without limitation, clinical activities for our product candidates) in the long-term.
As a result of Brexit, the EMA, formerly situated in London, relocated to Amsterdam. Great Britain is also no longer covered by the centralized procedure for obtaining EEA-wide marketing authorization from the EMA, and a separate process for authorization of drug products, including our product candidates, will be required in Great Britain resulting in an authorization covering the UK or Great Britain only. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure in order to more quickly grant a UK marketing authorization. A separate application will, however, still be required. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK or the EU and limit our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business.
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
As a result of the ongoing coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, ship investigational product and clinical trial samples, perform quality testing and supply other goods and services to run our business. Three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials. If any such third-party in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
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

•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and review, inspection, and other timelines may be materially delayed. As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee goals. On July 16, 2020, the FDA stated that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended. It is unknown how long these disruptions could continue, were they to occur. Since March 2020, when foreign and domestic inspections of facilities by FDA have largely been on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Any delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the COVID-19 pandemic and could result in delays to our clinical trials. Additionally, there may be changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether.
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
The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the identification of the virus, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.
General Risk Factors
Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.
We have incurred substantial losses during our history. As of December 31, 2021, we had federal and state net operating loss carryforwards of $92.7 million and $156.0 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (other than federal and certain state net operating loss carryforwards generated in taxable years beginning after December 31, 2017, which are not subject to expiration). Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. Use of our federal and state net operating loss carryforwards has been limited and could be further limited if we experience additional ownership changes, which could have an adverse effect on our future results of operations.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ended December 31, 2019. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.
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
Item 3. Legal Proceedings.
In October 2020, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3258951B1 to Compugen, Ltd., or the Compugen Patent. We are one of two parties opposing the grant of the Compugen Patent, which relates generally to PVRIG (an alternate name for CD112R) antibodies for use in treating cancer. In connection with the GSK Agreement, GSK has assumed responsibility for this opposition. The proprietor’s response to the statements of opposition was filed on March 22, 2021; the opponents are currently awaiting a summons to oral proceedings. Accordingly, final resolution of the opposition may be several years in the future.
In June 2021, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3153526B1 to INSERM (Institut National de la Santé et de la Recherche Médicale), or the INSERM Patent. We are one of four parties opposing the grant of the INSERM Patent, which relates generally to pharmaceutical compositions comprising anti-CD39 antibodies which inhibit activity of regulatory T cells (Treg) for use in the treatment or prevention of cancers. The proprietor’s response to the statements of opposition was filed on January 14, 2022; we are currently awaiting a summons to oral proceedings. Accordingly, final resolution of the opposition may be several years in the future.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between April 19, 2018 and December 31, 2021, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on April 19, 2018 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on April 19, 2018 of $13.33 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
Stockholders
As of February 28, 2022, there were approximately 9 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item relating to our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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
Item 6. Reserved.

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
We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, GSK4381562, and SRF114, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis and license agreement with GSK and a debt financing. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $154.1 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $78.5 million and $54.8 million for the years ended December 31, 2021 and 2019, respectively. Our net income was $59.3 million for the year ended December 31, 2020. As of December 31, 2021 and 2020 we had an accumulated deficit of $140.7 million and $62.3 million, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of December 31, 2021 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second half of 2023, excluding any future milestone payments from Novartis or GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, to up to four specified targets, including certain research, development, manufacturing and commercialization rights. Pursuant to the Novartis Agreement, Novartis initially had the right to exercise up to three purchased Options. In February 2019, Novartis notified us of its decision not to purchase its Option related to IL-27. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis, and our performance obligations under the Novartis Agreement have ended. We are currently entitled to potential development milestones of $325.0 million and potential sales milestones of $200.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930.

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
Through December 31, 2021, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer had any performance obligations under the Novartis Agreement. We removed all costs associated with the remaining performance obligation for the single remaining Option from the cost-to-cost model in January 2020. This resulted in our recognizing the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020. During the year ended December 31, 2021 we did not recognize any revenue related to the Novartis Agreement. During the years ended December 31, 2020, and 2019, we recognized revenue of $38.6 million and $15.4 million, respectively, related to the Novartis Agreement.
License Agreement with GSK
In December 2020, we entered into the GSK Agreement (as amended by the GSK Amendment (as defined below), under which we granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody SRF813, targeting CD112R, also known as PVRIG, or the Licensed Antibodies. GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee will be formed to facilitate information sharing between us and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. In August 2021, we entered into the first amendment to the GSK License Agreement, or the GSK Amendment. Pursuant to the GSK Amendment, we provided additional transition and supply services related to the development and manufacturing of the Licensed Antibodies.
Under the terms of the agreement, GSK made a one-time upfront payment of $85.0 million and is required to make additional payments to us for supply services and transition services, initially estimated to be $4.3 million and $1.0 million, respectively. We are eligible to receive up to $90.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens.
Under ASC 606 we account for (i) the delivery of the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an investigational new drug application is accepted by a regulatory authority; and (iii) transition services until an investigational new drug application is accepted by a regulatory authority as separate and distinct performance obligations. We determined the transaction price under ASC 606 at the inception of the GSK Agreement to be $90.3 million, consisting of the upfront payment of $85.0 million plus $4.3 million for supply of the Licensed Antibodies and $1.0 million for the transition services. We recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, we recognized $85.0 million of license-related revenue during the year ended December 31, 2020 under the GSK Agreement. We recognized the portion of the transaction price allocated to supply services and transition services over time. We transfer control of these services over time and GSK receives and consumes the benefit over time as we perform the services. For the year ended December 31, 2021, we recognized $2.0 million of license-related revenue related to supply services and $0.7 million license-related revenue related to transition services. During the year ended December 31, 2020, we recognized $2.6 million of license-related revenue related to supply services and an immaterial amount of license-related revenue related to the transition services.
Through December 31, 2021, we have received $85.0 million from GSK in upfront payments and $4.5 million for the transition and supply services performed.
In November 2021, GSK received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result our performance obligations under the GSK Agreement have ended. No amount of the transaction price allocated to the performance obligations was partially unsatisfied, nor did we have a contract liability associated with the GSK Agreement as of December 31, 2021.

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
The following table summarizes our research and development expenses by program:

	Year ended December 31,
	2021	2020	2021 vs 2020

	(in thousands)
SRF388	13,834	5,350	8,484
SRF617	12,243	6,559	5,684
SRF114	4,241	328	3,913
GSK4381562 (formerly SRF813)	2,319	6,339	(4,020)
Other early-stage programs	507	950	(443)
Unallocated research and discovery expenses	20,428	21,492	(1,064)
Total research and development expenses	$53,572	$41,018	$12,554

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase in the future as a result of increased clinical development costs as we advance our SRF388 and SRF617 clinical trials and progress our early-stage programs.
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
We anticipate that our general and administrative expenses will increase in the future as a result of increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities as well interest paid on the Loan Agreement.
Income Taxes
During the years ended December 31, 2021 and 2019, we did not record any income tax benefits for the net losses incurred or for the research and development tax credits generated in each year, as we believed, based upon the weight of available evidence, that it was more likely than not that all of the net operating loss carryforwards and tax credits will not be realized. During the year ended December 31, 2020, we did not record any income tax expense or benefit for the net income incurred, or for the research and development tax credits generated during the year, due to the utilization of net operating loss carryforwards and the uncertainty of realizing a benefit from the credits.

Results of Operations
Comparison of Years Ended December 31, 2021, and 2020
The following table summarizes our results of operations for the years ended December 31, 2021, and 2020, along with the changes in those items:

	Year ended December 31,
	2021	2020	2021 vs 2020

	(in thousands)
Collaboration revenue - related party	$—	$38,592	$(38,592)
License-related revenue	2,687	87,570	(84,883)
Total revenue	2,687	126,162	(123,475)
Operating expenses:
Research and development	53,572	41,018	12,554
General and administrative	25,128	23,558	1,570
Total operating expenses	78,700	64,576	14,124
Income (loss) from operations	(76,013)	61,586	(137,599)
Interest and other income (expense), net	(2,472)	(2,249)	(223)
Net income (loss)	$(78,485)	$59,337	$(137,822)

Collaboration Revenue – Related Party
We did not recognize any collaboration revenue - related party in the year ended December 31, 2021. Collaboration revenue – related party was $38.6 million for the year ended December 31, 2020, all of which was derived from the Novartis Agreement. The decrease in collaboration revenue - related party during the year ended December 31, 2021 was due to our performance obligations under the Collaboration Agreement ending in January 2020 and removing all future costs from the cost-to-cost model. This resulted in the recognition of the remaining deferred revenue of $38.6 million to collaboration revenue – related party in the first quarter of 2020.
License-Related Revenue
During the year ended December 31, 2021 and 2020, we recognized revenue of $2.7 million and $87.6 million, respectively, related to the GSK Agreement. The decrease in license-related revenue during the year ended December 31, 2021 was due to recognizing the $85.0 million upfront payment in December 2020 upon entering into the GSK Agreement.
Research and Development Expenses

	Year Ended December 31,
	2021	2020	2021 vs 2020

	(in thousands)
Direct research and development expenses by program:
SRF388	13,834	5,350	8,484
SRF617	12,243	6,559	5,684
SRF114	4,241	328	3,913
GSK4381562 (formerly SRF813)	2,319	6,339	(4,020)
Other early-stage programs	507	950	(443)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	13,047	15,487	(2,440)
Facility related and other	7,381	6,005	1,376
Total research and development expenses	$53,572	$41,018	$12,554

Research and development expenses were $53.6 million for the year ended December 31, 2021, compared to $41.0 million for the year ended December 31, 2020. The increase of $12.6 million was primarily due to increases of $8.5 million in external costs for our SRF388 program, $5.7 million in external costs for our SRF617 program, $3.9 million in external costs for our SRF114 program, which were partially offset by a decrease of $4.0 million in external costs for the GSK4381562 program, a $0.4 million in external costs for our other early-stage programs, and $1.1 million for research and discovery and unallocated expenses.
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
The decrease in research and development expenses for the GSK4381562 program was primarily due to the transfer of responsibility for development of this program to GSK as part of the GSK Agreement signed in December 2020.
The decrease in research and discovery and unallocated expenses was primarily due to the reduction in severance expense as a result of the strategic restructuring announced in January 2020.
General and Administrative Expenses
General and administrative expenses were $25.1 million for the year ended December 31, 2021, compared to $23.6 million for the year ended December 31, 2020. The increase of $1.6 million was primarily due to an increase of $0.8 million in personnel-related costs due to increased headcount in 2021, as well as increases in insurance.
Interest and Other Income (Expense), Net
Interest and other income (expense) was approximately $(2.5) million and $(2.2) million during the years ended December 31, 2021, and 2020, respectively, primarily due to interest expense related to our Loan Agreement with K2 HealthVentures LLC offset by interest income on invested balances of our cash, cash equivalents and marketable securities.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreement with Novartis and license agreement with GSK. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis and our license agreement with GSK, and a debt financing. Through December 31, 2021, we had received gross proceeds of $48.6 million from our sales of preferred stock, $108.0 million from sales of our common stock during our initial public offering, $11.5 million in a private placement, $60.1 million from sales of our common stock under the 2019, 2020, and 2021 ATM Facilities, $25.0 million from our loan and security agreement with K2 HealthVentures LLC, $150.0 million from the Novartis Agreement, and $89.5 million from the GSK Agreement.
In May 2019, we entered into a Capital on Demand™ Sales Agreement, or the 2019 Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $30.0 million in shares of our common stock, from time to time. Through December 31, 2021, we sold 11,229,174 shares of common stock at-the-market under the 2019 ATM Facility for net proceeds of $29.1 million. As of May 2020, we had fully utilized and closed the 2019 ATM Facility.
In May 2020, we entered into a Capital on Demand™ Sales Agreement, or the 2020 Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $50.0 million in shares of our common stock, from time to time. Through December 31, 2021, we have sold 2,303,545 shares of common stock at-the-market under the 2020 ATM Facility for net proceeds of $19.5 million. As of August 2021, we had closed the 2020 ATM Facility.

In August 2021, we entered into Amendment No. 1 to Capital on DemandTM Sales Agreement, or the Amended Sales Agreement, with JonesTrading, which amends the 2020 Sales Agreement to issue and sell up to $80.0 million in shares of our common stock from time to time. As of December 31, 2021, we have sold 1,433,627 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $10.0 million.
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $154.1 million.
Future Funding Requirements
We expect our expenses will increase in the future as we anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 Phase 1 clinical trials. Additionally, we expect to continue to incur additional costs associated with operating as a public company.
We believe that our existing cash, cash equivalents, and marketable securities, as of March 2, 2022, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second half of 2023, excluding any future milestone payments from Novartis or GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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
Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(62,344)	$29,997
Investing activities	(99,252)	58,307
Financing activities	42,500	40,082
Net increase (decrease) in cash and cash equivalents and restricted cash	$(119,096)	$128,386

Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $62.3 million, primarily due to our net loss of $78.5 million, which was partially offset by non-cash charges of $14.0 million and net cash provided by our operating assets and liabilities of $2.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $2.3 million increase in accrued expenses and other current liabilities, a $0.5 million decrease in unbilled receivables, and a 2.2 million decrease in our lease liability, and a $1.7 million decrease in prepaid expenses and other current assets. The increase in accrued expenses and other current liabilities was primarily due to increases in R&D accruals associated with our clinical trials. The decrease in our lease liability is a result of rental payments made on our operating leases in 2021. The decrease in unbilled receivables is a result of the completion of our performance obligations under the GSK Agreement in December 2021.
During the year ended December 31, 2020, net cash provided by operating activities was $30.0 million, primarily due to our net income of $59.3 million and non-cash charges of $13.0 million, partially offset by net cash used in our operating assets and liabilities of $42.3 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $2.4 million increase in accrued expenses and other current liabilities, a $2.6 million increase in unbilled receivables, a decrease of $38.6 million in deferred revenue related party, and a $2.7 million decrease in accounts payable. The increase in unbilled receivables is a result of amounts due from GSK for the reimbursement of supplying the licensed antibodies and transition services performed in December 2020 under the GSK Agreement. The decrease in deferred revenue was due to the removal of all future costs in the cost-to-cost model as a result of Novartis’ decision not to purchase and exercise the single remaining Option under the Novartis Agreement prior to it expiring in January 2020. The increase in accrued expenses and other current liabilities was primarily due to increases in payroll related accruals and R&D accruals associated with our clinical trials.
Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $99.3 million, primarily due to purchases of marketable securities of $111.6 million and purchases of property and equipment of 0.1 million. This was partially offset by $12.5 million in proceeds from sales or maturities of marketable securities.
During the year ended December 31, 2020, net cash provided by investing activities was $58.3 million, primarily due to $59.0 million in proceeds from sales or maturities of marketable securities. This was partially offset by purchases of marketable securities of $0.7 million.

Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $42.5 million, consisting of proceeds of $29.5 million received from issuance of our shares of common stock at-the-market under the 2020 and 2021 ATM Facilities, proceeds from the issuance of the first tranche of our amended convertible note payable of $10.7 million, proceeds from the exercise of common stock of $2.0 million, and proceeds from employee stock purchases of $0.3 million.
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
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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
All of our revenues to date have been generated through our collaboration agreements with Novartis and GSK. See Note 8, “Collaboration and License Agreements” for additional details regarding our collaboration agreements.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our cash, cash equivalents and marketable securities as of December 31, 2021 consisted of cash and a money market fund invested primarily in short-term U.S. Treasury obligations. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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
b.Management's Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2021.
c.Changes in Internal Controls - There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On February 28, 2022, Geoffrey McDonough, M.D. provided the Company with notice of his resignation from the Board of Directors of the Company, including his positions as Chair of the Company’s Compensation Committee and as a member of the Company’s Audit Committee, effective immediately. Dr. McDonough’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation.
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accounting Fees and Services.
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

1.1
Capital on DemandTM Sales Agreement, dated as of May 22, 2020, by and between the Company and JonesTrading Institutional Services LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 22, 2020 (File No.001-38459) and incorporated herein by reference)

1.2
Amendment No. 1, dated as of August 5, 2021, to Capital on DemandTM Sales Agreement, dated as of May 22, 2020, by and between Surface Oncology, Inc. and JonesTrading Institutional Services LLC (filed as Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-38459) and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2018 (File No. 001-38459) and incorporated herein by reference)

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

Exhibit Number	Description

10.11#*	2021 Inducement Plan and form of award agreement thereunder

10.12#
Employment Agreement between Vito J. Palombella, Ph.D. and the Company, dated April 23, 2018 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.13#
Employment Agreement between Robert W. Ross, M.D. and the Company, dated April 23, 2018 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.14#
Employment Agreement between J. Jeffrey Goater and the Company, dated April 23, 2018 (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.15
Lease by and between the Company and BMR-Hampshire LLC, dated May 13, 2016, as amended on February 28, 2017 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.16
Second Amendment to Lease, dated May 22, 2018, by and between BMR-Hampshire LLC and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2018 (File No.001-3845) and incorporated herein by reference)

10.17†
Collaboration Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company, dated January 9, 2016, as amended on May 6, 2016, as further amended on July14, 2017, and as further amended on September 18, 2017 (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.18†
Amendment No. 4 to the Collaboration Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company, dated October 9, 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 001-38459) and incorporated herein by reference)

10.19†
Exclusive License Agreement between Harbour Antibodies B.V. and the Company, dated September 23, 2015, as amended on January 4, 2016 (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.20#
Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.21#
Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.22†
First Amended and Restated Development and Option Agreement between Adimab, LLC and the Company, dated October 3, 2018 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 001-38459) and incorporated herein by reference)

10.23
Sublease Agreement by and between the Company and EQRx, Inc., dated December 16, 2019 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on March 10, 2020 (File No. 001-38459) and incorporated herein by reference)

10.24†
Loan and Security Agreement, dated November 22, 2019, by and among Surface Oncology, Inc., K2 HealthVentures, LLC and Ankura Trust Company, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2019 (File No. 001-38459) and incorporated herein by reference)

10.25†
First Amendment to Loan and Security Agreement, dated October 1, 2021, by and among the Company and, K2 HealthVentures LLC and Ankura Trust Company, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021 (File No. 001-38459) and incorporated herein by reference).

10.26#
Transition and CEO Support Agreement, dated February 9, 2021, by and between J. Jeffrey Goater and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-38459) and incorporated herein by reference)

Exhibit Number	Description

10.27#
Amended and Restated Employment Agreement, dated February 9, 2021, by and between Robert Ross, M.D. and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-38459) and incorporated herein by reference)

10.28#
Amended and Restated Employment Agreement, dated April 26, 2021, by and between Jessica Fees and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021 (File No. 001-38495) and incorporated herein by reference)

10.29†
License Agreement, dated as of December 16, 2020, by and between the Company and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020 (File No. 001-38459) and incorporated herein by reference)

10.30†
Amendment No. 1, dated as of August 11, 2021, to License Agreement, dated as of December 16, 2020, by and between the Company and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021 (File No. 001-38459) and incorporated herein by reference)

10.31†
Exclusive Product License Agreement, dated March 23, 2021, by and between Vaccinex, Inc. and the Company (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2021 (File No. 001-38459) and incorporated herein by reference)

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No.333-223877) and incorporated herein by reference)

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer a Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.
†	Confidential treatment obtained as to certain portions.
#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 2, 2022	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors and officers of Surface Oncology, Inc. (the “Company”), hereby severally constitute and appoint Robert W. Ross, M.D. and Denice Torres, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert W. Ross, M.D.	Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)	March 2, 2022
Robert W. Ross, M.D.

/s/ Jessica Fees	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2022
Jessica Fees

/s/ Denice Torres	Chair	March 2, 2022
Denice Torres

/s/ J. Jeffrey Goater	Director	March 2, 2022
J. Jeffrey Goater

/s/ David S. Grayzel, M.D.	Director	March 2, 2022
David S. Grayzel, M.D.

/s/ Benjamin Hickey	Director	March 2, 2022
Benjamin Hickey

/s/ Ramy Ibrahim M.D.	Director	March 2, 2022
Ramy Ibrahim M.D.

/s/ Armen B. Shanafelt, Ph.D.	Director	March 2, 2022
Armen B. Shanafelt, Ph.D.

/s/ Elliott Sigal, M.D., Ph.D.	Director	March 2, 2022
Elliott Sigal, M.D., Ph.D.

/s/ Laurie D. Stelzer	Director	March 2, 2022
Laurie D. Stelzer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Surface Oncology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Surface Oncology, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2022

We have served as the Company's auditor since 2016.
1

SURFACE ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$56,045	$175,141
Marketable securities	98,104	—
Prepaid expenses and other current assets	3,197	5,368
Total current assets	157,346	180,509
Property and equipment, net	5,651	6,664
Operating lease right-of-use asset	25,870	27,911
Restricted cash	1,595	1,595
Other assets	385	459
Total assets	$190,847	$217,138
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,550	$1,674
Accrued expenses and other current liabilities	13,089	10,448
Operating lease liability	5,384	5,529
Total current liabilities	20,023	17,651
Operating lease liability, non-current	26,909	28,981
Convertible note payable, non-current	25,015	14,759
Total liabilities	71,947	61,391
Commitments and contingencies (Notes 13 and 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 authorized at December 31, 2021 and December 31, 2020; 46,958,776 and 40,707,047 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	259,859	218,001
Accumulated other comprehensive loss	(221)	—
Accumulated deficit	(140,743)	(62,258)
Total stockholders’ equity	118,900	155,747
Total liabilities and stockholders’ equity	$190,847	$217,138

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue - related party	$—	$38,592	$15,360
License-related revenue	2,687	87,570	—
Total revenue	$2,687	$126,162	$15,360
Operating expenses:
Research and development	53,572	41,018	52,118
General and administrative	25,128	23,558	20,608
Total operating expenses	78,700	64,576	72,726
Income (loss) from operations	(76,013)	61,586	(57,366)
Interest expense	(2,546)	(2,855)	(145)
Other income (expense), net	74	606	2,722
Net income (loss)	(78,485)	59,337	(54,789)
Net income (loss) per share—basic	$(1.77)	$1.67	$(1.97)
Weighted average common shares outstanding—basic	44,243,317	35,545,121	27,854,912
Net income (loss) per share—diluted	$(1.77)	$1.57	$(1.97)
Weighted average common shares outstanding—diluted	44,243,317	38,141,793	27,854,912
Comprehensive income (loss):
Net income (loss)	$(78,485)	$59,337	$(54,789)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(221)	(103)	222
Comprehensive income (loss)	$(78,706)	$59,234	$(54,567)
The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	27,772,600	$3	$169,784	$(119)	$(66,806)	$102,862
Issuance of common stock upon exercise of stock options	110,156	—	255			255
Issuance of common stock upon public offering, net of issuance costs	10,581	—	24	—	—	24
Stock-based compensation expense	—	—	5,991	—	—	5,991
Portion of convertible note payable proceeds allocated to beneficial conversion feature	—	—	2,101	—	—	2,101
Unrealized gain on marketable securities	—	—	—	222	—	222
Net loss	—	—	—	—	(54,789)	(54,789)
Balances at December 31, 2019	27,893,337	3	178,155	103	(121,595)	56,666
Issuance of common stock upon exercise of stock options	223,895	—	802			802
Issuance of common stock under stock purchase plan	89,172	—	194	—	—	194
Issuance of common stock upon public offering, net of issuance costs	11,218,593	1	29,085	—	—	29,086
Issuance of common stock upon conversion of convertible note payable	1,282,050	—	2,000	—	—	2,000
Stock-based compensation expense	—	—	7,765	—	—	7,765
Unrealized loss on marketable securities	—	—	—	(103)	—	(103)
Net income	—	—	—	—	59,337	59,337
Balances at December 31, 2020	40,707,047	4	218,001	—	(62,258)	155,747
Issuance of common stock upon exercise of stock options	508,720	—	2,022	—	—	2,022
Issuance of common stock upon vesting of RSUs	997,400	—	—	—	—	—
Issuance of common stock under stock purchase plan	46,899	—	266	—	—	266
Issuance of common stock upon public offering, net of issuance costs	3,737,172	1	29,524	—	—	29,525
Issuance of common stock upon conversion of convertible note payable	961,538	—	1,500	—	—	1,500
Stock-based compensation expense	—	—	8,546	—	—	8,546
Unrealized loss on marketable securities	—	—	—	(221)	—	(221)
Net loss	—	—	—	—	(78,485)	(78,485)
Balances at December 31, 2021	46,958,776	$5	$259,859	$(221)	$(140,743)	$118,900

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share amounts)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(78,485)	$59,337	$(54,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,569	1,670	1,785
Stock-based compensation expense	8,546	7,765	5,991
Non-cash interest expense related to note payable	1,069	1,650	74
Net amortization of premiums and discounts on marketable securities	807	(47)	(764)
Loss on disposal of property and equipment	—	1	1
Non-cash operating lease cost	2,041	1,950	1,814
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,653	(32)	3,001
Unbilled receivable	518	(2,571)	—
Other assets	74	(431)	12
Accounts payable	(226)	(2,716)	583
Accrued expenses and other current liabilities	2,307	2,436	(710)
Operating lease liability	(2,217)	(423)	(1,778)
Deferred revenue - related party	—	(38,592)	(15,360)
Net cash provided by (used in) operating activities	(62,344)	29,997	(60,140)
Cash flows from investing activities:
Purchases of property and equipment	(120)	(43)	(1,538)
Purchases of marketable securities	(111,632)	(650)	(118,347)
Proceeds from sales or maturities of marketable securities	12,500	59,000	136,850
Net cash provided by (used in) investing activities	(99,252)	58,307	16,965
Cash flows from financing activities:
Proceeds from issuance of convertible note payable, net of issuance costs	10,687	10,000	7,217
Payments of debt issuance costs	—	—	(81)
Proceeds for issuance of common stock, net	29,525	29,086	24
Proceeds from employee stock purchases	266	194	—
Proceeds from exercise of stock options	2,022	802	255
Net cash provided by financing activities	42,500	40,082	7,415
Net increase (decrease) in cash and cash equivalents and restricted cash	(119,096)	128,386	(35,760)
Cash and cash equivalents and restricted cash at beginning of period	176,736	48,350	84,110
Cash and cash equivalents and restricted cash at end of period	$57,640	$176,736	$48,350
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,406	$1,052	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$436	$1,006	$—
Additional right-of-use asset and related lease liability	$—	$15,003	$—
Conversion of note payable into shares of common stock	$1,500	$2,000	$—

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
On May 1, 2019, the Company entered into a Capital on Demand™ Sales Agreement (the “2019 Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to issue and sell shares of the Company’s common stock of up to $30,000 in gross proceeds, from time to time during the term of the a Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2019 ATM Facility”). The 2019 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2019 ATM Facility. The Company has no obligation to sell any shares under the 2019 ATM Facility and may, at any time, suspend solicitation and offers under the 2019 Sales Agreement. As of December 31, 2021, the Company has sold 11,229,174 shares under the 2019 ATM Facility for net proceeds of $29,110. As of May 22, 2020, the Company had fully utilized and closed the 2019 ATM Facility.
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company has no obligation to sell any shares under the 2020 ATM Facility and may, at any time, suspend solicitation and offers under the 2020 Sales Agreement. As of December 31, 2021, the Company has sold 2,303,545 shares of common stock at-the-market under the 2020 ATM Facility for net proceeds of $19,479. As of August 5, 2021, the Company had closed the 2020 ATM Facility.
On August 5, 2021, the Company entered into Amendment No. 1 to Capital on DemandTM Sales Agreement (the “Amended Sales Agreement”) with JonesTrading, which amends the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in gross proceeds, from time to time during the term of the Amended Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s sales agent ("the 2021 ATM Facility"). The 2021 ATM Facility provides that JonesTrading will continue to be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2021 ATM Facility. The Company has no obligation to sell any shares under the Amended Sales Agreement and may, at any time, suspend solicitation and offers under the 2021 ATM Facility. As of December 31, 2021, the Company has sold 1,433,627 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $10,046.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis, a license agreement with GSK, and issuance of a debt facility with K2 Health Ventures. The Company has incurred losses and negative cash flows from operations since its inception, including net losses of $78,485 and $54,789 for the years ended December 31, 2021 and 2019, respectively. The Company earned income of $59,337 for the year ended December 31, 2020, primarily related to revenue recognized under the GSK Agreement. As of December 31, 2021 and 2020, the Company had an accumulated deficit of $140,743 and $62,258, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of March 2, 2022, the issuance date of the consolidated financial statements for the year ended December 31, 2021, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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
The Company classifies all of its marketable securities as available-for-sale securities. The Company’s marketable securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. The cost of debt securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
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
Restricted Cash
At December 31, 2021 and 2020, restricted cash consisted of cash deposited in a separate bank account as collateral for the Company’s facilities lease obligations. At December 31, 2021 and 2020, $1,595 of restricted cash was classified as non-current.
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
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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
The Company’s revenue arrangements include the following:
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
The Company’s revenues have been generated through our collaboration agreement with Novartis and license agreement with GSK. See Note 8, “Collaboration and License Agreements” for additional details regarding the Company’s collaboration and license agreements.
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

3.Marketable Securities
As of December 31, 2021, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$77,550	$—	$(188)	$77,362
U.S. government agency bonds	20,775	—	(33)	$20,742
	$98,325	$—	$(221)	$98,104
The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Maturing in one year or less	$60,462	$60,406
Maturing in more than one year	37,863	$37,698
	$98,325	$98,104

As of December 31, 2020, there were no available-for-sale marketable debt securities.
The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the year ended December 31, 2021, there were no realized losses on sales of marketable securities. During the years ended December 31, 2020 and 2019 realized gain on sales of marketable securities were $12 and $7, respectively. There were no marketable securities that required adjustment for other-than-temporary declines in fair value during the years ended December 31, 2021, 2020, and 2019.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
There were 54 securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2021. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2021 was $98,104. There were no securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2020. There were no securities held in an unrealized loss position for more than twelve months as of December 31, 2021 and 2020. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of December 31, 2021 and 2020.

4.Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,309	$—	$—	$20,309
Marketable securities:
U.S. Treasury notes	—	77,362	—	77,362
U.S. government agency bonds	—	20,742	—	20,742
	$20,309	$98,104	$—	$118,413

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$139,266	$—	$—	$139,266
	$139,266	$—	$—	$139,266

As of December 31, 2021 and 2020, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. As of December 31, 2021, the Company’s marketable securities consisted of U.S. Treasury notes and U.S. government agency bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes and U.S. government agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.
5.Property and Equipment, Net
Property and equipment, net consisted of the following:

	Year Ended December 31,
	2021	2020
Laboratory equipment	$3,653	$3,601
Leasehold improvements	7,638	7,638
Computer equipment	702	535
Furniture and office equipment	1,074	1,074
Construction in process	337	—
	13,404	12,848
Less: Accumulated depreciation and amortization	(7,753)	(6,184)
	$5,651	$6,664

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
For the years ended December 31, 2021, 2020, and 2019 depreciation and amortization expense was $1,569, $1,670, and $1,785 respectively.
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	Year Ended December 31,
	2021	2020
Prepaid expenses	$2,432	$2,797
Unbilled receivable	518	2,571
Interest receivable on marketable securities	247	—
	$3,197	$5,368

7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	Year Ended December 31,
	2021	2020
Accrued external research and development costs	$5,316	$4,017
Accrued payroll and payroll-related costs	4,180	5,056
Accrued professional fees	355	327
Other	3,238	1,048
	$13,089	$10,448

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
Novartis is a related party because it is a greater than 5% stockholder of the Company. During the years ended December 31, 2021 and 2020, the Company made no cash payments to Novartis related to the Novartis Agreement.

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
Under ASC 606 the Company accounted for (i) the license it conveyed with respect to CD73; and (ii) its obligations to perform research on CD73 and other specified targets as a single performance obligation under the Novartis Agreement. Novartis’ right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights were accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any purchased option by Novartis, the contract promises associated with an Option Target would have used a separate cost-to-cost model for purposes of revenue recognition under ASC 606.
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
For the years ended December 31, 2021, 2020, and 2019, the Company recognized the following totals of collaboration revenue – related party:

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue - related party	$—	$38,592	$15,360

As there are no Options remaining eligible for purchase and exercise, the Company's performance obligations under the Novartis Agreement have ended.
17

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
License Agreement with GSK
In December 2020, the Company entered into a license agreement (as amended by the GSK Amendment (as defined below) the “GSK Agreement”) with GSK. Pursuant to the GSK Agreement, the Company granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody GSK4381562 (formerly SRF813), targeting CD112R, also known as PVRIG (the “Licensed Antibodies”). GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee will be formed to facilitate information sharing between the Company and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. In August 2021, the Company entered into the first amendment to the GSK Agreement (the "GSK Amendment"). Pursuant to the GSK Amendment, the Company will provide additional transition and supply services related to the development and manufacturing of the Licensed Antibodies.
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
Financial Terms
Under the terms of the agreement, GSK made a one-time upfront payment of $85,000 and is required to make additional payments to the Company for supply services and transition services initially estimated to be $4,314 and $950, respectively. The Company is eligible to receive up to $90,000 in clinical and $155,000 in regulatory milestones. In addition, the Company may receive up to $485,000 in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement.
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
Revenue Recognition – License-Related Revenue
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
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an investigational new drug application is accepted by a regulatory authority; and (iii) transition services until an investigational new drug application is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price (“SSP”) with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license-related revenue during the year ended December 31, 2020 under the GSK Agreement. The Company recognized the costs allocated to supply services and transition services over time. The Company transferred control of these services over time and GSK received and consumed the benefit over time as the Company performed the services. The Company re-evaluated the transaction price at the end of each reporting period and as uncertain events were resolved, or other changes in circumstances occur, adjusted its estimate of the transaction price as necessary.
For the year ended December 31, 2021, the Company recognized $1,954 of license-related revenue for supply services and $733 of license-related revenue related to the transition services. For the year ended December 31, 2020, the Company recognized $2,570 of license-related revenue for supply services, which represented the costs incurred associated with the portion of goods that were immediately transferred upon execution of the GSK Agreement. An immaterial amount of the transition services was performed in the year ended December 31, 2020.
In November 2021, GSK notified the Company it received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result the Company's performance obligations under the GSK Agreement have ended. No amount of the transaction price allocated to the performance obligations was partially unsatisfied, nor did the Company have a contract liability associated with the GSK Agreement as of December 31, 2021.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
For the years ended December 31, 2021, 2020, and 2019, the Company recognized the following totals of license-related revenue:

	Year Ended December 31,
	2021	2020	2019
License-related revenue	$2,687	$87,570	$—

9.Stockholders’ Equity
Common Stock
As of December 31, 2021 and 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through December 31, 2021.
As of December 31, 2021 and 2020, the Company had reserved 32,934,776 and 22,728,991 shares, respectively, of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, shares to be issued under the 2021 and 2020 ATM Facilities, shares to be issued upon the conversion of the Loan Agreement, as amended (defined below), and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan and 2018 Employee Stock Purchase Plan.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock:

	As of December 31,
	2021	2020
Options to purchase common stock	7,057,258	6,011,126
Shares available for future grant	783,873	664,544
RSU's issued and expecting to vest	—	1,043,300
2018 Employee Stock Purchase Plan	1,084,476	724,305
Shares available for conversion of note payable	832,677	1,282,052
Shares available for ATM offering	23,176,492	13,003,664
Total reserved	32,934,776	22,728,991

In August 2021, the Company entered into the Amended Sales Agreement with JonesTrading, which amends the 2020 Sales Agreement to issue and sell up to $80,000 in shares of the Company's common stock from time to time. As of December 31, 2021, the Company has sold 1,433,627 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $10,046.

In May 2020, the Company entered into the 2020 Sales Agreement with JonesTrading to issue and sell shares up to $50,000 in shares of the Company's common stock from time to time. As of December 31, 2021, the Company has sold 2,303,545 shares of common stock at-the-market under the 2020 ATM Facility for net proceeds of $19,479. As of August 2021, the Company had closed the 2020 ATM Facility.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
In May 2019, the Company entered into the 2019 Sales Agreement with JonesTrading to issue and sell shares up to $30,000 in shares of the Company’s common stock from time to time. As of December 31, 2021, the Company has sold 11,229,174 shares under the 2019 ATM Facility for net proceeds of $29,110. As of May 2020, the Company had fully utilized and closed the 2019 ATM Facility.

10.Stock-Based Awards
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
As of December 31, 2021 and 2020 all remaining shares available under the 2014 Plan were transferred to the 2018 Plan.
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
As of December 31, 2021 and 2020, 783,873 shares and 664,544 shares were available for future issuance under the 2018 Plan, respectively.
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
Stock Option Valuation
The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.89%	1.29%	2.46%
Expected term (in years)	5.96	5.99	6.12
Expected volatility	83.87%	71.34%	73.62%
Expected dividend yield	0.0%	0.0%	0.0%

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Stock Options
The following table summarizes the Company’s stock option activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in years)
Outstanding as of December 31, 2020	6,011,126	$5.55	7.28	$24,912
Granted	1,838,905	9.11
Exercised	(508,720)	3.98
Forfeited	(284,053)	5.56
Outstanding as of December 31, 2021	7,057,258	$6.59	6.98	$4,678
Options exercisable at December 31, 2021	4,678,355	$6.22	6.13	$3,683
Vested and expected to vest at December 31, 2021	7,057,258	$6.59	6.98	$4,678

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2021 and 2020, was $6.41 and $2.11, respectively.
The aggregate fair value of stock options vested during the years ended December 31, 2021 and 2020, was $10,864 and $6,742, respectively.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $1,887, $735, and $208 respectively.
As of December 31, 2021, and 2020, there were outstanding stock options held by non-employees for the purchase of 276,570 and 253,971 shares of common stock, respectively, with service-based vesting conditions.
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
The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2020	1,043,300	$3.21
Granted	—	—
Vested	(997,400)	3.21
Forfeited	(45,900)	3.18
Unvested restricted stock units as of December 31, 2021	—	$—

The expense related to RSUs granted to employees was $1,103 for the year ended December 31, 2021.
At December 31, 2021, there was no unrecognized compensation cost related to unvested restricted stock units.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
2018 Employee Stock Purchase Plan
On April 3, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of December 31, 2021, a total of 1,084,476 shares of common stock were reserved for issuance under this plan.
For the year ended December 31, 2021 and 2020, the Company issued 46,899 and 89,172 shares of common stock, respectively, under the ESPP.
Inducement Plan
In December 2021, the Company adopted the Company’s 2021 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 600,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. To date, there have been no grants made pursuant to the Inducement Plan.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options, restricted stock awards, and the ESPP in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2021	2020	2019
Research and development expenses	$2,431	$2,826	$2,350
General and administrative expenses	6,115	4,939	3,641
	$8,546	$7,765	$5,991

As of December 31, 2021, the Company had an aggregate of $11,075 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.36 years.

11.Debt
On November 22, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (the “Lender”). The Lender agreed to make available to the Company term loans in an aggregate principal amount of up to $25,000 under the Loan Agreement. On October 1, 2021, the Company entered into a First Amendment to Loan and Security Agreement (the “Loan Amendment”) with the Lender, which amends the existing Loan Agreement. The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provided a term loan commitment of $25,000 in three potential tranches: (i) a $7,500 term loan facility funded on November 22, 2019 (the “First Tranche Term Loan”), (ii) a $10,000 term loan facility funded on June 5, 2020 (the “Second Tranche Term Loan”), and (iii) a $7,500 term loan facility (the “Third Tranche Term Loan”). All three of these term loans had a maturity date of December 1, 2023.
The Company was obligated to pay a final fee equal to 4.45% of the aggregate amount of the term loans funded, such payment to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Lender had, at its option, the ability to convert any portion of no more than $4,000 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $1.56 per share. The Company determined that the embedded conversion option was not required to be separated from the term loan. The embedded conversion option met the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. The Company recognized a beneficial conversion feature of $2,101, which represents the difference between the commitment date stock price of $2.33 per share and the conversion price of $1.56 per share. The beneficial conversion feature was recorded as a discount on the term loan and is accreted to interest expense using the effective interest method over the term of the loan.
In June 2020, the Company drew down the Second Tranche Term Loan and received an additional $10,000 in proceeds. The Company was permitted to make interest-only payments on the First Tranche Term Loan and the Second Tranche Term Loan until January 2022 in accordance with the terms of the Loan Agreement.
In August 2020, the Lender elected to convert $2,000 of the outstanding term loan amount into 1,282,050 shares of the Company's common stock, in accordance with the Loan Agreement. In February 2021, the Lender elected to convert $1,500 of the outstanding term loan agreement into 961,538 shares of the Company's common stock, in accordance with the Loan Agreement. After the conversion, the outstanding principal balance was $14,000.
In October 2021, the Loan and Security Agreement was amended. Under the Loan Amendment, the Lender made available to the Company term loans in an aggregate principal amount of up to $50,000, in three potential tranches: (i) a $25,000 term loan facility (including refinancing of the Company’s outstanding amounts under the Existing Loan Agreement) funded on October 1, 2021 (the "First Tranche Refinancing Term Loan"), (ii) up to a $15,000 term loan facility (the "Second Tranche Refinancing Term Loan"), and (iii) an up to $10,000 term loan facility (the "Third Tranche Refinancing Term Loan") (together the "Refinancing Term Loans"). All three of these tranches have a maturity date of October 1, 2025.
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
The Company is obligated to pay a final fees equal to (i) 4.25% of the aggregate amount of the term loans funded, such payment to occur upon the earliest of (a) the maturity date, (b) the acceleration of the term loans, and (c) the prepayment of the term loans and (ii) $779 on the earlier of December 1, 2023 or the prepayment of the term loans. The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Amendment. If the Company prepays all of the term loans prior to the maturity date, it will pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 5% if the payment occurs on or before 24 months after the initial funding date, 3% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Loan Amendment has been accounted for as a debt modification; as such, the financing costs of $313 has been reflected as additional debt discount and is amortized as an adjustment to interest expense over the term of the Loan Amendment. The Company recorded interest expense related to the loan facility of $2,546, $2,745, and $147 for the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of the loan at December 31, 2021 approximates its face amount due to the floating interest rate.

Future principal debt payments on the loan payable are as follows (in thousands):

December 31, 2021
2022	$—
2023	6,676
2024	9,604
2025	8,720
Total principal payments	25,000
Final fee due in 2023	779
Final fee due at maturity in 2025	1,063
Total principal payments and final fee	26,842
Unamortized debt discount and final fee	1,827
Note payable	$25,015

12.Net Income (Loss) per Share
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2021	2020	2019

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(78,485)	$59,337	$(54,789)
Denominator:
Weighted average commons shares outstanding—basic	44,243,317	35,545,121	27,854,912
Net income (loss) per share—basic	$(1.77)	$1.67	$(1.97)

Diluted net income (loss) per share:
Numerator:
Net income (loss) - basic	$(78,485)	$59,337	$(54,789)
Interest expense on convertible note payable	—	395	—
Net income (loss) - diluted	$(78,485)	$59,732	$(54,789)
Denominator:
Weighted average commons shares outstanding—basic	44,243,317	35,545,121	27,854,912
Shares issuable upon conversion of convertible notes, as if converted	—	1,282,052	—
Dilutive effect of restricted stock units	—	557,402	—
Dilutive effect of common stock equivalents	—	757,218	—
Weighted average commons shares outstanding—diluted	44,243,317	38,141,793	27,854,912
Net income (loss) per share—diluted	$(1.77)	$1.57	$(1.97)

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share for the year ended December 31, 2021, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Stock Options to purchase common stock	7,057,258	3,146,458
Shares to be issued under the ESPP	1,084,476	—
RSUs issued and expected to vest	—	2,400
Shares available from conversion of note payable	832,677	—

13.License Agreements
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
During the years ended December 31, 2021, 2020, and 2019, the Company recognized research and development expense under the agreement of $3,000, $3,092, and $1,175, respectively.
Memorial Sloan Kettering Cancer Center License Agreement
In November 2020, the Company and Memorial Sloan Kettering Cancer Center ("MSK") entered into a license agreement (the "MSK Agreement"). Under the agreement, MSK granted the Company a non-exclusive license to certain U.S. patent rights relating to methods of treating cancer with CCR8 antibodies to research, develop, make, use, sell, offer for sale, and import CCR8 antibodies intended to treat cancer.
Under the terms of the MSK Agreement the upfront license execution fee due to MSK was $100. Half of the execution fee was due to MSK upon signature of the agreement, with the remaining portion due on the first anniversary. Under the MSK Agreement, each of these CCR8 antibodies is a licensed product and the Company is obligated to make milestone payments of up to an aggregate of $7,500 for each licensed product, as well as reimburse MSK for a portion of past and future patent-related expenses. For any licensed product that is commercialized, the Company is obligated to pay MSK a low single-digit percentage royalty on net U.S. sales of such product.
The MSK License will remain in effect on a licensed product-by-licensed product basis until the later of when there is no longer a valid patent claim covering the composition, manufacture or use of such licensed product or 10 years from the date of first commercial sale of such licensed product in the U.S. The Company may terminate the MSK License for any reason with thirty days prior written notice to MSK. MSK may terminate the MSK License immediately upon written notice if the Company is convicted of a felony relating to the manufacture, use or sale of a licensed product anywhere we may manufacture, use or sell the licensed product, or, with a specified notice period, in the event of the Company's insolvency, bankruptcy, or cessation of business operations. MSK may also terminate the MSK License for nonpayment of any fees, milestones or royalties if such payment(s) remain past due for a specified period of time, and for an uncured material breach.
27

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
During the years ended December 31, 2021 and 2020, the Company recognized research and development expense under the agreement of $50 and $50.
Vaccinex Exclusive Product License Agreement
In March 2021, the Company and Vaccinex entered into an exclusive product license agreement (the "Vaccinex License Agreement"), to exclusively license certain antibodies, including SRF114. Pursuant to the terms of the Vaccinex License Agreement, the Company has a worldwide, exclusive, sublicensable license to make, have made, use, sell, offer to sell, have sold, import, and otherwise exploit licensed products that incorporate certain Vaccinex intellectual property which covers certain antibodies, including the antibody SRF114 targeting CCR8, each a “Licensed Product.”
Under the Vaccinex License Agreement, the Company is obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Licensed Product and have the sole right to develop, manufacture and commercialize the licensed products worldwide. The Company is responsible for all costs and expenses of such development, manufacturing and commercialization. Pursuant to the Vaccinex License Agreement, the Company paid Vaccinex a one-time fee of $850,000. Vaccinex is eligible to receive up to an aggregate of $3,500 based on achievement of certain clinical milestones and up to an aggregate of $11,500 based on achievement of certain regulatory milestones per Licensed Product. The Company also owes low single digit royalties on global net sales of any approved Licensed Products. Commencing on the third anniversary of the date of the Vaccinex License Agreement and continuing until the first dosing of a Licensed Product in a clinical trial, the Company will be required to pay Vaccinex a nominal yearly maintenance fee.
The Company may terminate the Vaccinex License Agreement for convenience upon the notice period specified in the Vaccinex License Agreement. Either party may terminate the Vaccinex License Agreement for an uncured material breach by the other party. Vaccinex may terminate the Vaccinex License Agreement if the Company defaults on any payments owed to Vaccinex under the agreement, if the Company is in material breach of, and fail to cure, its development obligations, or institute certain actions related to the licensed patents. In the event of termination, all rights in the licensed intellectual property would revert to Vaccinex.
During the years ended December 31, 2021, the Company recognized research and development expense under the Vaccinex License Agreement of $850.

14.Income Taxes

	Year Ended December 31,
	2021	2020	2019
Income (loss) before taxes:
Domestic	$(78,485)	$59,346	$(54,789)
Foreign	—	—	—
Total income (loss) before income taxes	$(78,485)	$59,346	$(54,789)

Income Taxes
During the years ended December 31, 2021 and 2019, the Company recorded no income tax benefits for the net losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. During the year ended December 31, 2020, the Company recorded no income tax expense or benefit for the net income incurred or for the research and development tax credits generated during the year due to the utilization of net operating loss carryforwards and the uncertainty of realizing a benefit from the credits.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	(21.0)%	21.0%	(21.0)%
State taxes, net of federal benefit	(12.5)%	6.3%	(6.2)%
Stock-based compensation	0.2%	0.5%	1.0%
Research and development tax credits	(5.0)%	(3.2)%	(7.9)%
Change in deferred tax asset valuation allowance	38.1%	(24.5)%	33.7%
Other	0.2%	(0.1)%	0.4%
Effective income tax rate	—%	—%	—%

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$30,313	$8,635
Research and development tax credit carryforwards	12,230	8,344
Intangible assets	1,812	1,235
Accrued expenses	1,422	—
Stock-based compensation	5,237	3,911
Lease liability	8,808	9,428
Interest expense	269	—
Other	180	—
Total deferred tax assets	60,271	31,553
Valuation allowance	(51,957)	(21,961)
Deferred tax assets	8,314	9,592
Deferred tax liabilities:
Right-of-use asset	(7,056)	(7,625)
Depreciation	(1,150)	(1,478)
Beneficial conversion feature on convertible note payable	(32)	(397)
Other	(76)	(92)
Total deferred tax liabilities	(8,314)	(9,592)
Net deferred tax assets	$—	$—

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of $92,735 and $31,394, respectively, and state net operating loss carryforwards of $155,989 and $32,312, respectively, available to reduce future income tax liabilities. As of December 31, 2021 and 2020, the Company also had federal research and development tax credit carryforwards of $9,747 and $6,259, respectively, and state research and development tax credit carryforwards of $3,067 and $2,545, respectively, available to reduce future income tax liabilities. The federal net operating loss carryforwards do not expire and the state net operating loss carryforwards begin to expire in 2039. The federal and state research and development tax credit carryforwards begin to expire in 2034 and 2032, respectively.

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
As required by the provisions of ASC 740, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the level of historical U.S. losses, management has determined that it is “more-likely-than-not” that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes and, as a result, a full valuation allowance has been established at December 31, 2021 and 2020. The valuation allowance increase primarily relates to the Company's revenue recognition for tax purposes, and were as follows:

	Year Ended December 31,
	2021	2020	2019
Valuation allowance at beginning of year	$(21,961)	$(36,535)	$(18,602)
Increases recorded to income tax provision	(30,616)	(11,675)	(17,933)
Decreases recorded as a benefit to income tax provision	620	26,249	—
Valuation allowance at end of year	$(51,957)	$(21,961)	$(36,535)

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2021 and 2020. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open under statute from 2018 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.

15.Leases

The Company leases real estate, primarily its corporate headquarters in Cambridge, Massachusetts. The Company’s leases have remaining terms ranging from 1 year to 8 years. Certain leases include options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that the renewal option related to its corporate headquarters would be exercised. However, for leases it determined the renewal option was probable to be exercised, the Company included the renewal period in the calculation of the operating lease right-of-use assets and operating lease liabilities. All of the Company’s leases qualify as operating leases. With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at either 9.5% or 10.5%, the Company’s incremental borrowing rates, over the expected term. The right-of-use asset is reduced by any lease incentives received and the legacy deferred rent balance.

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
The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	R&D Expense	$2,000	$2,111	$2,312
	G&A Expense	3,353	3,292	899
Variable lease costs (1)	R&D Expense	641	585	707
	G&A Expense	1,112	1,169	276
Total lease cost		$7,106	$7,157	$4,194

Weighted-average remaining lease term (in months)		98.73	109.84	119.6
Weighted-average discount rate		10.5%	10.5%	10.5%

(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $7,916 and $6,608 for the years ended December 31, 2021 and 2020.

As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2022	$5,385
2023	5,413
2024	5,533
2025	5,656
2026	5,782
Thereafter	20,083
Total future lease payments	47,852
Less: Interest	(15,559)
Present value of future lease payments (lease liability)	$32,293

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
As of December 31, 2021, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2022	$2,884
2023	241
$3,125

In the years ended December 31, 2021 and 2020, the Company recognized sublease income of $3,371 and $3,169, respectively.

16.Commitments and Contingencies

Lease Agreements
The Company has entered into lease agreements under which it is obligated to make rental payments (see Note 15).

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

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that would have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2021.
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

17.Related Party Transactions
Novartis Institutes for BioMedical Research, Inc.
Novartis is a related party because it is a greater than 5% stockholder of the Company. In January 2016, the Company entered into the Novartis Agreement and sold 2,000,000 shares of its Series A-1 preferred stock to Novartis for gross proceeds of $13,500. In addition, concurrent with the Company’s initial public offering of common stock, the Company issued Novartis 766,666 shares of its common stock at $15.00 per share for proceeds of $11,500 in a private placement. During the year ended December 31, 2021, the Company did not receive any cash payments from Novartis. As of December 31, 2021 and 2020, no amounts were due from Novartis.
During the years ended December 31, 2021, 2020 and 2019, the Company made no cash payments to Novartis related to the Novartis Agreement.
Research Agreement with Vaccinex, Inc.
On November 30, 2017, the Company entered into a research agreement (the "Vaccinex Research Agreement") with Vaccinex, whereby Vaccinex will use its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. On March 23, 2021, the Company exercised its option under the Vaccinex Research Agreement to enter into the Vaccinex License Agreement to exclusively license certain antibodies generated under the Vaccinex Research Agreement. The Company's former Chief Executive Officer and current member of its board of directors is a member of the board of directors of Vaccinex.
During the years ended December 31, 2021, 2020, and 2019, the Company paid Vaccinex an aggregate of $50, $50 and $606, respectively, relating to the Vaccinex Research Agreement. During the year ended December 31, 2021, the Company paid Vaccinex $850 relating to the Vaccinex License Agreement. The payments under the Vaccinex Research Agreement and the Vaccinex License Agreements were recognized as research and development expense during the years ended December 31, 2021, 2020, and 2019. No amounts were due by the Company to Vaccinex as of December 31, 2021 and 2020.

18. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements. The Company matches 100% of employees’ contributions to the 401(k) Plan up to 3% of compensation and 50% of employees’ contributions to the 401(k) Plan for salary deferrals between 3% and 5% of compensation. The Company’s contributions made under the 401(k) Savings Plan for the years ended December 31, 2021, 2020, and 2019 totaled $403, $370, and $399, respectively.