Form 10-Q
period 2022-03-31
Surface Oncology, Inc.
filed 2022-05-09
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of May 5, 2022, the registrant had 54,609,673 shares of common stock $0.0001 par value per share, outstanding.

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
•the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug ("IND") application and Biological Licensing Application filings for, and final U.S. Food and Drug Administration approval of, our current product candidates and any other future product candidates;
•the timing, scope or likelihood of foreign regulatory filings and approvals;
•our ability to use our understanding of the tumor microenvironment to identify product candidates and to match immunotherapies to select patient subsets;
•our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
•our ability to develop combination therapies, whether on our own or in collaboration with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) or other third parties;
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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$65,657	$56,045
Marketable securities	84,736	98,104
Unbilled receivable	30,000	—
Prepaid expenses and other current assets	3,892	3,197
Total current assets	184,285	157,346
Property and equipment, net	5,384	5,651
Operating lease right-of-use asset	26,011	25,870
Restricted cash	1,595	1,595
Other assets	405	385
Total assets	$217,680	$190,847
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,625	$1,550
Accrued expenses and other current liabilities	10,530	13,089
Operating lease liability	5,693	5,384
Convertible note payable	713	—
Total current liabilities	19,561	20,023
Operating lease liability, non-current	26,684	26,909
Convertible note payable, non-current	24,448	25,015
Total liabilities	70,693	71,947
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 54,347,564 and 45,958,776 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	282,436	259,859
Accumulated other comprehensive loss	(911)	(221)
Accumulated deficit	(134,544)	(140,743)
Total stockholders’ equity	146,987	118,900
Total liabilities and stockholders’ equity	$217,680	$190,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
License-related revenue	$30,000	$1,626
Operating expenses:
Research and development	16,624	10,544
General and administrative	6,540	5,641
Total operating expenses	23,164	16,185
Income (loss) from operations	6,836	(14,559)
Interest expense	(682)	(1,024)
Other income (expense), net	45	22
Net income (loss)	6,199	(15,561)
Net income (loss) per share — basic	$0.13	$(0.37)
Weighted average common shares outstanding — basic	48,606,055	41,619,362
Net income (loss) per share — diluted	$0.13	$(0.37)
Weighted average common shares outstanding — diluted	49,816,784	41,619,362
Comprehensive income (loss):
Net income (loss)	$6,199	$(15,561)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax of 0	(690)	(1)
Comprehensive income (loss)	5,509	(15,562)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	46,958,776	$5	$259,859	$(221)	$(140,743)	$118,900
Issuance of common stock upon exercise of stock options	208	—	—	—	—	—
Issuance of common stock under stock purchase plan	51,329	—	157	—	—	157
Issuance of common stock upon public offering, net of issuance costs	7,337,251	1	20,555	—	—	20,556
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized loss on marketable securities	—	—	—	(690)	—	(690)
Net income	—	—	—	—	6,199	6,199
Balances at March 31, 2022	54,347,564	$6	$282,436	$(911)	$(134,544)	$146,987

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	40,707,047	$4	$218,001	$—	$(62,258)	$155,747
Issuance of common stock upon exercise of stock options	55,761	—	148	—	—	148
Issuance of common stock under stock purchase plan	19,377	—	118	—	—	118
Issuance of common stock upon public offering, net of issuance costs	1,677,118	1	14,715	—	—	14,716
Issuance of common stock upon conversion of convertible note payable	961,538	—	1,500	—	—	1,500
Stock-based compensation expense	—	—	2,380	—	—	2,380
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(15,561)	(15,561)
Balances at March 31, 2021	43,420,841	$5	$236,862	$(1)	$(77,819)	$159,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$6,199	$(15,561)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	345	406
Stock-based compensation expense	1,865	2,380
Non-cash interest expense related to note payable	146	708
Net amortization of premiums and discounts on marketable securities	178	142
Non-cash operating lease cost	614	502
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(695)	(2,661)
Unbilled receivable	(30,000)	—
Other assets	(20)	21
Accounts payable	1,074	642
Accrued expenses and other current liabilities	(2,601)	(5,010)
Operating lease liability	(671)	(532)
Net cash used in operating activities	(23,566)	(18,963)
Cash flows from investing activities:
Purchases of property and equipment	(35)	—
Purchases of marketable securities	—	(70,634)
Proceeds from sales or maturities of marketable securities	12,500	—
Net cash provided by (used in) investing activities	12,465	(70,634)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net	20,556	14,716
Proceeds from employee stock purchases	157	118
Proceeds from exercise of stock options	—	148
Net cash provided by financing activities	20,713	14,982
Net increase (decrease) in cash and cash equivalents and restricted cash	9,612	(74,615)
Cash and cash equivalents and restricted cash at beginning of period	57,640	176,736
Cash and cash equivalents and restricted cash at end of period	$67,252	$102,121
Supplemental disclosure of cash flow information:
Cash paid for interest	$531	$327
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$755	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$43	$—
Conversion of note payable into shares of common stock	$—	$1,500

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
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading") to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading acted as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provided that JonesTrading was entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company had no obligation to sell any shares under the 2020 ATM Facility and had the right, at any time, to suspend solicitation and offers under the 2020 Sales Agreement. In the three months ended March 31, 2021, the Company sold 1,677,118 shares of common stock, at-the-market under the 2020 Sales Agreement, resulting in net proceeds of approximately $14,716. From May 22, 2020 to August 5, 2021, the Company sold 2,303,545 shares of common stock at-the-market under the 2020 ATM Facility for net proceeds of $19,479. On August 5, 2021, the Company closed the 2020 ATM Facility.
On August 5, 2021, the Company entered into an amendment to the 2020 Sales Agreement (as amended, the “Amended Sales Agreement”) with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in gross proceeds, from time to time during the term of the Amended Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s sales agent ("the 2021 ATM Facility"). The 2021 ATM Facility provides that JonesTrading will continue to be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2021 ATM Facility. The Company has no obligation to sell any shares under the Amended Sales Agreement and may, at any time, suspend solicitation and offers under the 2021 ATM Facility. In the three months ended March 31, 2022, the Company sold 7,337,251 shares of common stock, at-the-market under the Amended Sales Agreement, resulting in net proceeds of approximately $20,556. Since August 5, 2021, the Company has sold 8,770,878 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $30,602.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), proceeds from a license agreement with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) and issuance of a term loan with K2 Health Ventures LLC (“K2HV”). The Company has a history of incurring losses and negative cash flows from operations. As of March 31, 2022, the Company had an accumulated deficit of $134,544.
The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of May 9, 2022, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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
The ongoing global outbreak of the novel coronavirus disease and its variants (collectively, “COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict their scope or the severity of the outbreak, these developments and measures could materially and adversely affect the Company's business, the Company's results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and has taken steps to minimize its impact on the Company's business. Although COVID-19 has not had a material adverse impact on the Company's operations and its clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company's business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Certain of the Company's third-party service providers have experienced shutdowns or other business disruptions. As a result, the Company's ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company's business, results of operations and financial condition.
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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The condensed balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year period.
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
3. Marketable Securities
As of March 31, 2022, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$69,891	$—	(760)	$69,131
U.S. government agency bonds	15,756	—	(151)	15,605
	$85,647	$—	$(911)	$84,736
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	March 31, 2022
	Amortized Cost	Fair Value
Maturing in one year or less	$47,850	$47,674
Maturing after one year	37,797	37,062
	$85,647	$84,736

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)

As of December 31, 2021, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$77,550	$—	(188)	$77,362
U.S. government agency bonds	20,775	—	(33)	20,742
	$98,325	$—	$(221)	$98,104
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Maturing in one year or less	$60,462	$60,406
Maturing after one year	37,863	37,698
	$98,325	$98,104
The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of March 31, 2022 and December 31, 2021.
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,704	$—	$—	$52,704
Marketable securities:
U.S. Treasury notes	—	69,131	—	69,131
U.S. government agency bonds	—	15,605	—	15,605
	$52,704	$84,736	$—	$137,440

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,309	$—	$—	$20,309
Marketable securities:
U.S. Treasury notes	$—	$77,362	$—	$77,362
U.S. Government agency bonds	$—	$20,742	$—	$20,742
	$20,309	$98,104	$—	$118,413

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)

As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents were invested in money market funds, U.S. Treasury notes and U.S. government agency bonds and were valued based on Level 1 and Level 2 inputs. During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
5. Collaboration and License Agreements
Novartis Agreement
In January 2016, the Company entered into a collaboration agreement with Novartis, which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights. Novartis initially had the right to exercise up to three purchased Options. Under the Novartis Agreement, therefore, Novartis had the ability to exclusively license the development and manufacturing rights for up to four targets (inclusive of CD73). In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Therefore, there are no Options remaining eligible for purchase, and potential exercise, and the Company’s performance obligations under the Novartis Agreement have ended. Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325,000 and sales milestones of $200,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formerly SRF373). Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the Novartis Agreement.
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
The Company did not recognize any revenue relating to the Novartis Agreement during the three months ended March 31, 2022 and 2021 as it does not have any remaining performance obligations under the agreement.
GSK Agreement
In December 2020, the Company entered into a license agreement with GSK, which was subsequently amended in August 2021 (as amended, the “GSK Agreement”). Pursuant to the GSK Agreement, the Company granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody GSK4381562 (formerly SRF813), targeting CD112R, also known as PVRIG (the “Licensed Antibodies”). GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing between the Company and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. Pursuant to the August 2021 amendment to the GSK Agreement, the Company provided additional transition and supply services related to the development and manufacturing of the Licensed Antibodies.
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
Financial Terms
Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85,000 and is required to make additional payments to the Company for supply services and transition services of $4,314 and $950, respectively. The Company is eligible to receive up to $90,000 in clinical and $155,000 in regulatory milestones. In addition, the Company may receive up to $485,000 in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement.

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
The Company assessed the GSK Agreement in accordance with ASC 606 and concluded that GSK is a customer. The Company identified the following promises under the contract: (i) a worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supplying Licensed Antibodies until an IND is accepted by a regulatory authority (iii) transition services until an IND is accepted by a regulatory authority; and (iv) participation on the joint development and joint patent committees. The Company assessed the above promises and determined that the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies is considered functional intellectual property and distinct from other promises under the contract. This functional license is distinct in the context of the GSK Agreement as GSK can benefit from the license on its own or together with other readily available resources. In addition, the supply and transition services are not complex or specialized, could be performed by another qualified third party, are not expected to significantly modify or customize the license to GSK4381562 (formerly SRF813), and are expected to be performed only for a short period of time. The Company determined that the impact of participation on the joint development and joint patent committees was insignificant and had an immaterial impact on the accounting model. Based on these assessments, the Company identified three distinct performance obligations at the outset of the GSK Agreement.
The Company determined the transaction price of the GSK Agreement, under ASC 606, to be $90,264, consisting of the upfront payment of $85,000 plus $4,314 for supply of the Licensed Antibodies and $950 for the transition services. The Company evaluated how much variable consideration related to clinical and regulatory milestones to include in the transaction price using the most likely amount approach and concluded that no amount should be included in the transaction price due to the high degree of uncertainty and risk associated with these potential payments. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an IND is accepted by a regulatory authority; and (iii) transition services until an IND is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license-related revenue during the year ended December 31, 2020 under the GSK Agreement. The Company recognized the costs allocated to supply services and transition services over time. The Company transferred control of these services over time and GSK received and consumed the benefit over time as the Company performed the services. The Company re-evaluated the transaction price at the end of each reporting period and as uncertain events were resolved, or other changes in circumstances occurred, adjusted its estimate of the transaction price as necessary.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
In November 2021, GSK notified the Company it received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result the Company's performance obligations under the GSK Agreement ended. No amount of the transaction price allocated to the performance obligations was unsatisfied as of November 2021.
In March 2022, GSK notified the Company it had dosed the first patient in its in Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. The Company concluded the variable consideration associated with this milestone was no longer constrained and recognized $30,000 in license-related revenue for the three months ended March 31, 2022, as it had no further performance obligations associated with the milestone.
During the three months ended March 31, 2022, the Company did not recognize any license-related revenue related to the transition services or supply services, as the Company's performance obligations under the GSK Agreement had ended. During the three months ended March 31, 2021, the Company recognized $362 of license-related revenue related to the transition services and recognized $1,264 of license-related revenue related to the supply services, which represents the costs incurred for the manufacturing and transition services that were performed.
For the three months ended March 31, 2022 and 2021, the Company recognized the following totals of license-related revenue:

	Three months ended March 31,
	2022	2021
License-related revenue	$30,000	$1,626
6. Stockholders’ Equity
Common Stock
As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through March 31, 2022.
As of March 31, 2022 and December 31, 2021, the Company had reserved 28,716,814 and 32,934,776 shares, respectively, of common stock for the exercise of outstanding stock options, shares to be issued under the 2021 ATM Facility, shares to be issued upon the conversion of the Loan Amendment (as defined in Note 8 below), shares to be issued upon the vesting of restricted stock units and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan, 2021 Inducement Plan and 2018 Employee Stock Purchase Plan.
In May 2020, the Company entered into the 2020 Sales Agreement with JonesTrading to issue and sell up to $50,000 in shares of the Company's common stock, from time to time. In the three months ended March 31, 2021, the Company sold 1,677,118 shares of common stock at-the-market under the 2020 Sales Agreement, resulting in net proceeds of approximately $14,716. From May 22, 2020 to August 5, 2021, the Company sold 2,303,545 shares of common stock at-the-market under the 2020 ATM Facility for net proceeds of $19,479. On August 5, 2021, the Company closed the 2020 ATM Facility.
In August 2021, the Company entered into the Amended Sales Agreement with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in shares of the Company's common stock, from time to time. In the three months ended March 31, 2022, the Company sold 7,337,251 shares of common stock, at-the-market under the Amended Sales Agreement, resulting in net proceeds of approximately $20,556. Since August 5, 2021, the Company has sold 8,770,878 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $30,602.

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
As of March 31, 2022, 329,138 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	7,057,258	$6.59	6.98	$4,678
Granted	1,734,500	3.75
Exercised	(208)	1.76
Forfeited	(133,414)	6.14
Outstanding as of March 31, 2022	8,658,136	$6.03	7.21	$1,058
Options exercisable at March 31, 2022	4,984,439	$6.28	5.76	$1,031
Vested and expected to vest at March 31, 2022	8,658,136	$6.03	7.21	$1,058

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2022 and year ended December 31, 2021 was $2.49 and $6.41, respectively.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
As of March 31, 2022 and December 31, 2021, there were outstanding stock options held by non-employees for the purchase of 240,570 and 276,570, respectively, shares of common stock, with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of March 31, 2022, a total of 1,502,734 shares of common stock were reserved for issuance under this plan.
For the three months ended March 31, 2022 and 2021, the Company issued 51,329 and 19,377 shares of common stock under the ESPP, respectively.
2021 Inducement Plan
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
The following table summarizes the Company’s stock option under the Inducement Plan activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	—	$—	0.00	$—
Granted	98,000	3.64
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2022	98,000	$3.64	9.92	$—
Options exercisable at March 31, 2022	—	$—	0.00	$—
Vested and expected to vest at March 31, 2022	98,000	$3.64	9.92	$—
The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2022 was $2.41. As of March 31, 2022, 502,000 shares were available for future issuance under the Inducement Plan.
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. To date, in 2022, the Company has granted 732,000 RSUs, of which 40% vest in August 2022 and 60% vest in August 2023, as long as the individual remains an employee of the Company at such time.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The table below summarizes the Company’s RSU activity since December 31, 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2021	—	$—
Granted	732,000	3.64
Vested	—	—
Forfeited	—	—
Unvested restricted stock units as of March 31, 2022	732,000	$3.64
The expense related to RSUs granted to employees was $209 and $543 for the three months ended March 31, 2022 and 2021, respectively.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended March 31,
	2022	2021
Research and development expenses	$584	$790
General and administrative expenses	1,281	1,590
	$1,865	$2,380

Included in the stock compensation expense recognized during the three months ended March 31, 2022 is $28 of stock-based compensation resulting from modifications to previously issued stock option awards in connection with the transition of the Company's Chief Executive Officer to Chairman of the Board, which is recorded in general and administrative expense. As of March 31, 2022, the Company had an aggregate of $16,181 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.10 years.
8. Debt
On November 22, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”) with K2HV (the “Lender”). The Lender made available to the Company term loans in an aggregate principal amount of up to $25,000 under the Loan Agreement. On October 1, 2021, the Company entered into a first amendment to the Loan Agreement with the Lender (as amended, the “Loan Amendment”). The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes.
The Loan Agreement provided for a term loan commitment of $25,000 in three potential tranches: (i) a $7,500 term loan facility funded on November 22, 2019 (the “First Tranche Term Loan”), (ii) a $10,000 term loan facility funded on June 5, 2020 (the “Second Tranche Term Loan”), and (iii) a $7,500 term loan facility (the “Third Tranche Term Loan”). All three of these term loans had a maturity date of December 1, 2023.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Lender was able to, at its option, elect to convert any portion of no more than $4,000 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $1.56 per share. The Company determined that the embedded conversion option was not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity. The Company recognized a beneficial conversion feature of $2,101, which represented the difference between the commitment date stock price of $2.33 per share and the conversion price of $1.56 per share. The beneficial conversion feature was recorded as a discount on the term loan and is accreted to interest expense using the effective interest method over the term of the loan.
In August 2020, the Lender elected to convert $2,000 of the outstanding term loan amount into 1,282,050 shares of the Company's common stock, in accordance with the Loan Agreement. In February 2021, the Lender elected to convert $1,500 of the outstanding term loan amount into 961,538 shares of the Company's common stock, in accordance with the Loan Agreement. After the conversions, the outstanding principal balance was $14,000.
In October 2021, the Loan Agreement was amended. Under the Loan Amendment, the Lender made available to the Company term loans in an aggregate principal amount of up to $50,000, in three potential tranches: (i) a $25,000 term loan facility (including refinancing of the Company’s outstanding amounts under the Loan Agreement) funded on October 1, 2021 (the "First Tranche Refinancing Term Loan"), (ii) up to a $15,000 term loan facility (the "Second Tranche Refinancing Term Loan"), and (iii) an up to $10,000 term loan facility (the "Third Tranche Refinancing Term Loan") (together the "Refinancing Term Loans"). All three of these tranches have a maturity date of October 1, 2025.
Borrowings under all three tranches of the term loan facility bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (A) the greater of (x) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) or (y) 3.25%, plus (B) 5.25%. In March 2021, the interest rate was increased to 8.75%. The Company is permitted to make interest-only payments on the outstanding principal balance of the term loan for approximately nineteen months following the funding date. The interest-only period can be extended by an additional nine months, subject to the Company raising net cash proceeds from financing activities (including without limitation sales of the Company's securities and up-front or milestone payments pursuant to existing or new strategic partnerships), in an aggregate amount of at least $100,000. The term of the loan facility is 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.
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
The Lender may, at its option, elect to convert any portion of no more than $4,500 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of (i) with respect to the first $500 converted, $1.56 per share and (ii) with respect to any additional amounts converted in excess of $500, $7.81 per share. The effective interest rate of the term loan as of March 31, 2022 is 11.92%.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Loan Amendment was accounted for as a debt modification; as such, the financing costs of $313 were reflected as additional debt discount and is amortized as an adjustment to interest expense over the term of the Loan Amendment. The Company recorded interest expense related to the loan facility of $682, and $1,024 for the three months ended March 31, 2022 and 2021, respectively. The fair value of the loan at March 31, 2022 approximates its face amount.
Future principal debt payments on the loan payable reflecting the amended terms are as follows:

March 31, 2022
2022	$—
2023	6,633
2024	9,562
2025	8,805
Total principal payments	25,000
Final fee due in 2023	1,063
Final fee due at maturity in 2025	779
Total principal payments and final fee	26,842
Unamortized debt discount and final fee	(1,681)
Note payable	$25,161
9. Net Income (Loss) per Share
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three months ended March 31,
	2022	2021

Basic net income (loss) per share:
Numerator:
Net income (loss)	$6,199	$(15,561)
Denominator:
Weighted average commons shares outstanding — basic	48,606,055	41,619,362
Net income (loss) per share — basic	$0.13	$(0.37)
Diluted net income (loss) per share:
Numerator:
Net income (loss) - basic	$6,199	$(15,561)
Interest expense on convertible note payable	122	—
Net income (loss) - diluted	$6,321	$(15,561)
Denominator:
Weighted average commons shares outstanding — basic	48,606,055	41,619,362
Shares issuable upon conversion of convertible notes, as if converted	832,677	—
Dilutive effect of restricted stock units	230	—
Dilutive effect of common stock equivalents	377,822	—
Weighted average common shares outstanding - diluted	49,816,784	41,619,362
Net income (loss) per share — diluted	$0.13	$(0.37)
Stock options for the purchase of 7,193,835 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2022 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
10. Income Taxes
The Company did not provide for any income taxes for the three months ended March 31, 2022 or 2021.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.
As of March 31, 2022 and December 31, 2021, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open under statute from 2018 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.
11. Leases
 Sublease Agreement with EQRx, Inc.
In the three months ended March 31, 2022 and 2021, the Company recognized sublease income of $656.
As of March 31, 2022, future undiscounted cash inflows under the sublease are as follows:

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
During the three months ended March 31, 2022 and 2021, the Company made no cash payments to Novartis related to the Novartis Agreement. As of March 31, 2022 and 2021, no amounts were due from Novartis. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the three months ended March 31, 2022 or 2021.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Vaccinex, Inc.
On November 30, 2017, the Company entered into a research agreement (the “Vaccinex Research Agreement”) with Vaccinex, Inc. (“Vaccinex”), pursuant to which Vaccinex used its technology to assist the Company with identifying and selecting experimental human monoclonal antibodies against targets selected by the Company. On March 23, 2021, the Company exercised its option under the Vaccinex Research Agreement to enter into an exclusive license agreement (the “Vaccinex License Agreement”) to certain antibodies generated under the Vaccinex Research Agreement. A member of the Company's Board of Directors and former Chief Executive Officer is a member of the board of directors of Vaccinex.
The Company did not make any payments to Vaccinex under the Vaccinex Research Agreement in the three months ended March 31, 2022 or 2021. The Company did not make any payments to Vaccinex under the Vaccinex License Agreement in the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company paid Vaccinex $850 relating to the Vaccinex License Agreement. The payment was recognized as research and development expense.
There was no amount due by the Company to Vaccinex under the Vaccinex Research Agreement or Vaccinex License Agreement as of March 31, 2022 or 2021.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC.
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
NZV930 (formerly SRF373) and SRF617 are antibodies designed to inhibit cluster of differentiation (or CD) 73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. NZV930 and SRF617 each aim to reduce the production of immunosuppressive adenosine, but target different points of the adenosine pathway. In addition to reducing the production of adenosine, we believe SRF617 will also stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis. SRF617 received orphan drug designation from the U.S. Food and Drug Administration, or FDA, for the treatment of pancreatic cancer in March 2021. In December 2021, we presented initial clinical data demonstrating SRF617's potential in combination with chemotherapy and other immuno-oncology therapies. We initiated a Phase 2 trial of SRF617 in March 2022.
SRF388 is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one of the subunits of IL-27, EBI3, is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. SRF388 received orphan drug designation and fast track designation from the FDA for the treatment of hepatocellular carcinoma in November 2020. In June 2021, we presented initial clinical data demonstrating monotherapy activity. We initiated a Phase 2 clinical trial evaluating SRF388 in patients with hepatocellular carcinoma and non-small-cell lung cancer in April 2022. In May 2022, we announced our plans to expand the open-label lead-in of the Phase 2 clinical trial.
GSK4381562 (formerly SRF813) is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer, or NK, and T cells. GSK4381562 blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. GSK4381562 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. On December 16, 2020, we granted GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive license to worldwide development and commercialization rights of SRF813. In March 2021, GSK initiated a Phase 1 clinical trial of GSK4381562 in patients with solid tumors.
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
We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, GSK4381562, and SRF114, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the public and private sales of our securities, payments received under our license and collaboration agreements and a debt financing. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $150.4 million. Although we earned income in the three months ended March 31, 2022, primarily as a result of license-related revenue recognized under our license agreement with GSK, since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net income was $6.2 million for the three months ended March 31, 2022. Our net loss was $15.6 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $134.5 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include licenses and collaborations with third parties or other transactions. We may be unable to raise additional funds or enter into other agreements or arrangements, when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.
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
We believe that our existing cash, cash equivalents and marketable securities, as of March 31, 2022 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2024, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We are monitoring the ongoing global outbreak and spread of the novel coronavirus disease and its variants, or collectively COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. Although COVID-19 has not had a material adverse impact on our operations and our clinical and preclinical programs, the extent to which COVID-19 ultimately impacts the Company's business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or mitigate its impact, among others. Given the fluidity of the COVID-19 pandemic, however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. We will continue to monitor the situation closely.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue from product sales and do not expect to do so in the near future. All of our revenue to date has been derived from the collaboration agreement we entered into with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 and the license agreement with we entered into with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”), which was subsequently amended in August 2021. If our development efforts for our programs are successful and result in regulatory approval or additional license or collaboration agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from additional collaboration or license agreements that we may enter into with third parties. We expect that our revenue for the next several years will be derived primarily from the collaboration agreement with Novartis and the license agreement with GSK, as well as any additional collaborations or licenses that we may enter into in the future.
Novartis Agreement
In January 2016, we entered into a collaboration agreement Novartis, which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 or, as amended, the Novartis Agreement, to develop next-generation cancer therapies. Under the Novartis Agreement, we were responsible for performing research on antibodies that bind to CD73 and four other specified targets. We were responsible for all costs and expenses incurred by, or on behalf of, us in connection with the research.
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
Through March 31, 2022, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Novartis Agreement. We did not recognize any collaboration revenue - related party in the three months ended March 31, 2022 or 2021.

GSK Agreement
In December 2020, we entered into a license agreement with GSK, which was subsequently amended in August 2021 or, as amended, the GSK Agreement, under which we granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody SRF813, targeting CD112R, also known as PVRIG, or the Licensed Antibodies. GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing between us and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. Pursuant to the August 2021 amendment to the GSK Agreement, we provided additional transition and supply services related to the development and manufacturing of the Licensed Antibodies.
Under the terms of the agreement, as amended, GSK made a one-time upfront payment of $85.0 million and was required to make additional payments to us for supply services and transition services of $4.3 million and $1.0 million, respectively. We are eligible to receive up to $90.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens.
Under ASC 606 we account for (i) the delivery of the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an IND is accepted by a regulatory authority; and (iii) transition services until an IND is accepted by a regulatory authority as separate and distinct performance obligations. We determined the transaction price of the GSK Agreement, under ASC 606, to be $90.3 million, consisting of the upfront payment of $85.0 million plus $4.3 million for supply of the Licensed Antibodies and $1.0 million for the transition services. We recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, we recognized $85.0 million of license-related revenue during the year ended December 31, 2020 under the GSK Agreement. We recognized the portion of the transaction price allocated to supply services and transition services over time. We transfer control of these services over time and GSK receives and consumes the benefit over time as we perform the services.
In November 2021, GSK received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result our performance obligations under the GSK Agreement ended. No amount of the transaction price allocated to the performance obligations was unsatisfied as of November 2021.
In March 2022, GSK notified us it had dosed the first patient in their in Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. We concluded the variable consideration associated with this milestone was no longer constrained and recognized $30.0 million in license-related revenue for the three months ended March 31, 2022, as we had no further performance obligations associated with the milestone.
During the three months ended March 31, 2022, we did not recognize any license-related revenue related to the transition services or supply services as our performance obligations under the GSK Agreement had ended. During the three months ended March 31, 2021, we recognized $0.4 million of license-related revenue related to the transition services and recognized $1.3 million of license-related revenue related to the supply services, which represented the costs incurred for the manufacturing and transition services that were performed.
Through March 31, 2022, we have received $85.0 million from GSK in upfront payments and $5.0 million in reimbursement for the transition and supply services.

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
The following table summarizes our research and development expenses by program:

	Three months ended March 31,
	2022	2021

	(in thousands)
SRF388	$4,884	$1,424
SRF617	3,758	1,747
SRF114	1,335	886
GSK4381562 (formerly SRF813)	4	1,351
Other early-stage programs	86	42
Unallocated research and discovery expenses	6,557	5,094
Total research and development expenses	$16,624	$10,544

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase in the future as we anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 Phase 2 clinical trials as well as increased costs relating to the SRF114 program as we pursue IND-enabling activities.
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
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities as well as interest expense incurred on our loan and security agreement or, as amended, the Loan Amendment with K2 Health Ventures LLC, or K2HV.

Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, along with the changes in those items:

	Three months ended March 31,
	2022	2021	2022 v 2021
		(in thousands)
License-related revenue	$30,000	$1,626	$28,374
Operating expenses:
Research and development	16,624	10,544	6,080
General and administrative	6,540	5,641	899
Total operating expenses	23,164	16,185	6,979
Income (loss) from operations	6,836	(14,559)	21,395
Interest and other income (expense), net	(637)	(1,002)	365
Net income (loss)	$6,199	$(15,561)	$21,760

License-Related Revenue
During the three months ended March 31, 2022, we recognized $30.0 million related to the achievement of the first clinical milestone upon GSK dosing the first patient in their Phase 1 study of GSK4381562 in patients with solid tumors. During the three months ended March 31, 2021, we recognized $1.3 million and $0.4 million of license-related revenue related to the supply services and transition services, respectively, which represented the costs incurred for the manufacturing and transition services that were performed.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021, along with the changes in those items:

	Three months ended March 31,
	2022	2021	2022 v 2021
		(in thousands)
Direct research and development expenses by program:
SRF388	$4,884	$1,424	$3,460
SRF617	3,758	1,747	2,011
SRF114	1,335	886	449
GSK4381562 (formerly SRF813)	4	1,351	(1,347)
Other early-stage programs	86	42	44
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	4,268	3,482	786
Facility related and other	2,289	1,612	677
Total research and development expenses	$16,624	$10,544	$6,080

Research and development expenses were $16.6 million for the three months ended March 31, 2022, compared to $10.5 million for the three months ended March 31, 2021. The increase of $6.1 million was primarily due to increases of $3.5 million in external costs for our SRF388 program, $2.0 million in external costs for our SRF617 program, $1.5 million for research and discovery and unallocated costs and $0.4 million in external costs for our SRF114 program, which were partially offset by a decrease of $1.3 million in external costs for the GSK4381562 program.
The increase in research and development expenses for our SRF388 program was primarily due to continued enrollment in our Phase 1 dose escalation trial and advancement into a Phase 2 trial in 2022.

The increase in research and development expenses for our SRF617 program was primarily due to continued enrollment in our Phase 1/1b dose escalation trial and advancement into a Phase 2 trial in 2022.
The increase in research and development expenses for our SRF114 program was primarily due to the increased manufacturing expenses and expenses for other IND-enabling activities as we progress towards an anticipated IND filing in the second half of 2022.
The increase in research and discovery and unallocated expenses was primarily due to increased headcount and lab expenses in 2022.
The decrease in research and development expenses for the GSK4381562 program was primarily due to the transfer of responsibility for development of the program to GSK as part of the GSK Agreement.
General and Administrative Expenses
General and administrative expenses were $6.5 million for the three months ended March 31, 2022, compared to $5.6 million for the three months ended March 31, 2021. The increase of $0.9 million was primarily due to increases in personnel and facility related costs, as well as increased insurance premiums.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(0.6) million and $(1.0) million during the three months ended March 31, 2022 and 2021, respectively, due primarily to interest expense related to the Loan Amendment partially offset by interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources
Although we earned income in the three months ended March 31, 2022, primarily as a result of license-related revenue recognized under the GSK Agreement, since our inception, we have incurred significant losses. We have generated limited revenue to date from the Novartis Agreement and the GSK Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Novartis Agreement, payments received under the GSK Agreement and a debt financing. Through March 31, 2022, we had received gross proceeds of $236.5 million from public and private sales of our securities, $25.0 million from our Loan Amendment with K2HV, $90.0 million from the GSK Agreement and $150.0 million from the Novartis Agreement.
In May 2020, we entered into a Capital on DemandTM sales agreement, or the 2020 Sales Agreement, with JonesTrading to issue and sell up to $50.0 million in shares of our common stock, from time to time. Since May 2020, we sold 2,303,545 shares of common stock at-the-market under the 2020 Sales Agreement for net proceeds of $19.5 million.
In August 2021, the Company entered into an amendment to the 2020 Sales Agreement, or the Amended Sales Agreement with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80 million in shares of the Company's common stock, from time to time. Through March 31, 2022, we sold 8,770,878 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $30,602.
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $150.4 million.
Future Funding Requirements
We expect our expenses will increase in the future as we anticipate incurring increased clinical development costs as we advance our SRF617 and SRF388 Phase 2 clinical trials as well as increased costs relating to the SRF114 program as we pursue IND-enabling activities. Additionally, we expect to continue to incur additional costs associated with operating as a public company.
We believe that our existing cash, cash equivalents, and marketable securities, as of May 9, 2022, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2024, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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
Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and license and collaboration arrangements or other transactions. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through license and collaboration arrangements or other transactions in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts.

Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,566)	$(18,963)
Investing activities	12,465	(70,634)
Financing activities	20,713	14,982
Net increase (decrease) in cash and cash equivalents and restricted cash	$9,612	$(74,615)
Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $23.6 million, primarily due to changes in our operating assets and liabilities of $32.9 million, partially offset by net income of $6.2 million and non-cash charges of $3.2 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of an increase of $30.0 million in unbilled receivables, a $2.6 million decrease in accrued expenses and other current liabilities and a decrease of $0.7 million in our operating lease liability. This was partially offset by a $1.1 million increase in accounts payable. The increase in unbilled receivables relates to the $30.0 million due from GSK upon the first patient dosed in the Phase 1 trial of GSK4381562. The decrease in accrued expenses and other current liabilities is primarily due to the decrease in accrued bonus and accrued professional fees. The decrease in our operating lease liability is a result of rental payment made on our operating leases, and the increase in accounts payable is a result of timing of payments.
During the three months ended March 31, 2021, net cash used in operating activities was $19.0 million, primarily due to a net loss of $15.6 million and changes in our operating assets and liabilities of $7.5 million, partially offset by non-cash charges of $4.2 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $5.0 million decrease in accrued expenses and other current liabilities, a $0.6 million increase in accounts payable, and an increase of $2.7 million in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities is primarily due to the 2020 employee bonus paid in February 2021. The increase in prepaid expenses and other current assets is primarily due to receivables from GSK related to reimbursement for the supply and transition services performed.
Investing Activities
During the three months ended March 31, 2022, net cash provided by investing activities was $12.5 million related to the proceeds from sales or maturities of marketable securities.
During the three months ended March 31, 2021, net cash used in investing activities was $70.6 million related to purchases of marketable securities.
Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $20.7 million, consisting of proceeds of $20.6 million received from issuance of our shares of common stock at-the-market under the Amended Sales Agreement and proceeds of $0.2 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan.
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

During the three months ended March 31, 2022, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 2, 2022.
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
Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since our Annual Report on Form 10-K filed with the SEC on March 2, 2022.
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of March 31, 2022 consisted of cash, a money market fund invested primarily in short-term U.S. Treasury obligations and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.         Legal Proceedings
In October 2020, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3258951B1 to Compugen, Ltd., or the Compugen Patent. We are one of two parties opposing the grant of the Compugen Patent, which relates generally to PVRIG (an alternate name for CD112R) antibodies for use in treating cancer. In connection with the license agreement with GSK, GSK has assumed responsibility for this opposition. The proprietor’s response to the statements of opposition was filed on March 22, 2021; the opponents are currently awaiting a summons to oral proceedings. Accordingly, final resolution of the opposition may be several years in the future.
In June 2021, we filed an opposition in the EPO, opposing the grant of European Patent No. EP 3153526B1 to INSERM (Institut National de la Santé et de la Recherche Médicale), or the INSERM Patent. We are one of four parties opposing the grant of the INSERM Patent, which relates generally to pharmaceutical compositions comprising anti-CD39 antibodies which inhibit activity of regulatory T cells (Treg) for use in the treatment or prevention of cancers. The proprietor’s response to the statements of opposition was filed on January 14, 2022; we are currently awaiting a summons to oral proceedings. Accordingly, final resolution of the opposition may be several years in the future.
From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.
Item 1A.     Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

Surface Oncology, Inc.
Date: May 9, 2022	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2022	By:	/s/ Jessica Fees
Jessica Fees
Chief Financial Officer
(Principal Financial and Accounting Officer)