Form 10-Q
period 2022-06-30
Surface Oncology, Inc.
filed 2022-08-03
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

As of August 1, 2022, the registrant had 58,034,033 shares of common stock $0.0001 par value per share, outstanding.

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
•the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug (“IND”) application and Biological Licensing Application filings for, and final U.S. Food and Drug Administration approval of, our current product candidates and any other future product candidates;
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
•the he impact of COVID-19 on our business operations and that of our third-party manufacturers, contract research organizations (“CROs”), suppliers, and other service providers and third parties with whom the Company conducts business or otherwise engages, including regulatory authorities;
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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$74,824	$56,045
Marketable securities	81,824	98,104
Prepaid expenses and other current assets	4,857	3,197
Total current assets	161,505	157,346
Property and equipment, net	5,198	5,651
Operating lease right-of-use asset	25,453	25,870
Restricted cash	1,595	1,595
Other assets	228	385
Total assets	$193,979	$190,847
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$486	$1,550
Accrued expenses and other current liabilities	10,722	13,089
Operating lease liability	5,725	5,384
Convertible note payable	2,792	—
Total current liabilities	19,725	20,023
Operating lease liability, non-current	26,019	26,909
Convertible note payable, non-current	22,519	25,015
Total liabilities	68,263	71,947
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 55,384,868 and 46,958,776 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	286,637	259,859
Accumulated other comprehensive loss	(1,170)	(221)
Accumulated deficit	(159,757)	(140,743)
Total stockholders’ equity	125,716	118,900
Total liabilities and stockholders’ equity	$193,979	$190,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
License-related revenue	$—	$515	$30,000	$2,141
Operating expenses:
Research and development	18,198	12,669	34,822	23,213
General and administrative	6,426	6,434	12,967	12,076
Total operating expenses	24,624	19,103	47,789	35,289
Loss from operations	(24,624)	(18,588)	(17,789)	(33,148)
Interest expense	(733)	(416)	(1,415)	(1,440)
Other income (expense), net	144	23	190	46
Net loss	(25,213)	(18,981)	(19,014)	(34,542)
Net loss per share — basic and diluted	$(0.46)	$(0.44)	$(0.37)	$(0.81)
Weighted average common shares outstanding — basic and diluted	54,654,822	43,634,346	51,647,148	42,632,421
Comprehensive loss:
Net loss	$(25,213)	$(18,981)	$(19,014)	$(34,542)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax of $0	(259)	(8)	(949)	(9)
Comprehensive loss	$(25,472)	$(18,989)	(19,963)	(34,551)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	46,958,776	$5	$259,859	$(221)	$(140,743)	$118,900
Issuance of common stock upon exercise of stock options	208	—	—	—	—	—
Issuance of common stock under stock purchase plan	51,329	—	157	—	—	157
Issuance of common stock upon public offering, net of issuance costs	7,337,251	1	20,555	—	—	20,556
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized loss on marketable securities	—	—	—	(690)	—	(690)
Net income	—	—	—	—	6,199	6,199
Balances at March 31, 2022	54,347,564	$6	$282,436	$(911)	$(134,544)	$146,987
Issuance of common stock upon exercise of stock options	9,135	—	11	—	—	11
Issuance of common stock under stock purchase plan	2,234	—	7	—	—	7
Issuance of common stock upon public offering, net of issuance costs	1,025,935	—	2,110	—	—	2,110
Stock-based compensation expense	—	—	2,073	—	—	2,073
Unrealized loss on marketable securities	—	—	—	(259)	—	(259)
Net loss	—	—	—	—	(25,213)	(25,213)
Balances at June 30, 2022	55,384,868	$6	$286,637	$(1,170)	$(159,757)	$125,716

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	40,707,047	$4	$218,001	$—	$(62,258)	$155,747
Issuance of common stock upon exercise of stock options	55,761	—	148	—	—	148
Issuance of common stock under stock purchase plan	19,377	—	118	—	—	118
Issuance of common stock upon public offering, net of issuance costs	1,677,118	1	14,715	—	—	14,716
Issuance of common stock upon conversion of convertible note payable	961,538	—	1,500	—	—	1,500
Stock-based compensation expense	—	—	2,380	—	—	2,380
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(15,561)	(15,561)
Balances at March 31, 2021	43,420,841	$5	$236,862	$(1)	$(77,819)	$159,047
Issuance of common stock upon exercise of stock options	358,126	—	1,486	—	—	1,486
Issuance of common stock upon public offering, net of issuance costs	556,642	—	4,266	—	—	4,266
Stock-based compensation expense	—	—	2,279	—	—	2,279
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(18,981)	(18,981)
Balances at June 30, 2021	44,335,609	$5	$244,893	$(9)	$(96,800)	$148,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,014)	$(34,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	691	802
Stock-based compensation expense	3,938	4,659
Non-cash interest expense related to note payable	296	816
Net amortization of premiums and discounts on marketable securities	276	357
Non-cash operating lease cost	1,172	1,007
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,660)	(1,125)
Other assets	157	74
Accounts payable	(1,128)	(487)
Accrued expenses and other current liabilities	(2,395)	(1,704)
Operating lease liability	(1,304)	(1,086)
Net cash used in operating activities	(18,971)	(31,229)
Cash flows from investing activities:
Purchases of property and equipment	(146)	—
Purchases of marketable securities	(15,690)	(81,311)
Proceeds from sales or maturities of marketable securities	30,745	—
Net cash provided by (used in) investing activities	14,909	(81,311)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net	22,666	18,982
Proceeds from employee stock purchases	164	118
Proceeds from exercise of stock options	11	1,634
Net cash provided by financing activities	22,841	20,734
Net increase (decrease) in cash and cash equivalents and restricted cash	18,779	(91,806)
Cash and cash equivalents and restricted cash at beginning of period	57,640	176,736
Cash and cash equivalents and restricted cash at end of period	$76,419	$84,930
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,097	$636
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$755	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$92	$—
Conversion of note payable into shares of common stock	$—	$1,500

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
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading") to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading acted as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provided that JonesTrading was entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company had no obligation to sell any shares under the 2020 ATM Facility and had the right, at any time, to suspend solicitation and offers under the 2020 Sales Agreement. In the three and six months ended June 30, 2021, the Company sold 556,642 and 2,233,760 shares of common stock, at-the-market, under the 2020 Sales Agreement, resulting in net proceeds of approximately $4,266 and $18,982, respectively. From May 22, 2020 to August 5, 2021, the Company sold 2,303,545 shares of common stock at-the-market under the 2020 ATM Facility for net proceeds of $19,479. On August 5, 2021, the Company closed the 2020 ATM Facility.
On August 5, 2021, the Company entered into an amendment to the 2020 Sales Agreement (as amended, the “Amended Sales Agreement”) with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in gross proceeds, from time to time during the term of the Amended Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s sales agent (the “2021 ATM Facility”). The 2021 ATM Facility provides that JonesTrading will continue to be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2021 ATM Facility. The Company has no obligation to sell any shares under the Amended Sales Agreement and may, at any time, suspend solicitation and offers under the 2021 ATM Facility. In the three and six months ended June 30, 2022, the Company sold 1,025,935 and 8,363,186 shares of common stock, at-the-market under the Amended Sales Agreement, resulting in net proceeds of approximately $2,110 and $22,666, respectively. Since August 5, 2021, the Company has sold 9,796,813 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $32,711.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), proceeds from a license agreement with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) and issuance of a term loan with K2 Health Ventures LLC (“K2HV”). The Company has a history of incurring losses and negative cash flows from operations. As of June 30, 2022, the Company had an accumulated deficit of $159,757.
The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of August 3, 2022, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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
The ongoing global outbreak and spread of the novel coronavirus disease and its variants (collectively, “COVID-19”) and significant governmental and related measures implemented or reimplemented to help control the spread of the virus have impacted and could materially and adversely impact the Company's business, results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic and has taken steps to identify and help minimize its adverse impact on, and risks to, the Company's business, although there can be no assurance that the Company will be able to identify all such steps or that any identified steps will be effective. Although COVID-19 has not had a material adverse impact on the Company’s operations and its clinical and preclinical programs, the extent to which COVID-19 will ultimately impact the Company’s business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 and the severity of its variants or the effectiveness over time of the measures implemented or reimplemented to help contain the pandemic or mitigate against its impact, among others. Certain of the Company’s third-party service providers have experienced shutdowns or other business disruptions. As a result, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The condensed balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year period.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.
3. Marketable Securities
As of June 30, 2022, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$66,153	$—	(972)	$65,181
U.S. government agency bonds	11,940	—	(189)	11,751
Corporate bonds	$4,901	$5	$(14)	$4,892
	$82,994	$5	$(1,175)	$81,824

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	June 30, 2022
	Amortized Cost	Fair Value
Maturing in one year or less	$59,101	$58,433
Maturing after one year	23,893	23,391
	$82,994	$81,824

As of December 31, 2021, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$77,550	$—	(188)	$77,362
U.S. government agency bonds	20,775	—	(33)	20,742
	$98,325	$—	$(221)	$98,104
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Maturing in one year or less	$60,462	$60,406
Maturing after one year	37,863	37,698
	$98,325	$98,104
The Company has the intent and ability to hold investments in an unrealized loss position until recovery, which may be at maturity. The Company determined it is more likely than not it would not be required to sell these securities before recovery of their amortized cost. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of June 30, 2022 and December 31, 2021.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$32,389	$—	$—	$32,389
Marketable securities:
U.S. Treasury notes	—	65,181	—	65,181
U.S. government agency bonds	—	11,751	—	11,751
Corporate bonds	$—	$4,892	$—	4,892
	$32,389	$81,824	$—	$114,213

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,309	$—	$—	$20,309
Marketable securities:
U.S. Treasury notes	$—	$77,362	$—	$77,362
U.S. Government agency bonds	$—	$20,742	$—	$20,742
	$20,309	$98,104	$—	$118,413

As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents were invested in money market funds, U.S. Treasury notes, U.S. government agency bonds and corporate bonds and were valued based on Level 1 and Level 2 inputs. During the six months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
5. Collaboration and License Agreements
Novartis Agreement
In January 2016, the Company entered into a collaboration agreement with Novartis, which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights, pursuant to which, Novartis initially had the right to exercise up to three purchased Options. Accordingly, Novartis had the ability to exclusively license the development, manufacturing and commercial rights for up to four targets (inclusive of CD73). As of January 2020, there were no Options remaining for purchase and exercise, and accordingly the Company’s performance obligations under the Novartis Agreement ended. Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325,000 and sales milestones of $200,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formerly SRF373). Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the Novartis Agreement.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Termination
Unless terminated earlier, the Novartis Agreement will continue in effect until neither the Company nor Novartis is researching, developing, manufacturing or commercializing NZV930. Novartis may terminate the Novartis Agreement for any or no reason upon prior notice to the Company within a specified time period. Either party may terminate the Novartis Agreement in full if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis terminates for convenience, or the Company terminates for Novartis’ uncured material breach, Novartis will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis that is reasonably necessary to research, develop, manufacture or commercialize NZV930.
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
The Company did not recognize any revenue relating to the Novartis Agreement during the three and six months ended June 30, 2022 and 2021 as it does not have any remaining performance obligations under the agreement.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
GSK Agreement
In December 2020, the Company entered into a license agreement with GSK, which was subsequently amended in August 2021 (as amended, the “GSK Agreement”). Pursuant to the GSK Agreement, the Company granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody GSK4381562 (formerly SRF813), targeting CD112R, also known as PVRIG (the “Licensed Antibodies”). GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing between the Company and GSK. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee. Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85,000 and was required to make additional payments to the Company for supply services and transition services of $4,314 and $950, respectively. In November 2021, GSK notified the Company it received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial, and as a result, the Company’s performance obligations under the GSK Agreement ended. In March 2022, the Company earned a $30,000 milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562, which it received in the second quarter 2022. The Company is currently eligible to receive up to $60,000 in clinical and $155,000 in regulatory milestones. In addition, the Company may receive up to $485,000 in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement.
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
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an IND is accepted by a regulatory authority; and (iii) transition services until an IND is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognized revenue for the license performance obligation upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020, and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license-related revenue during the year ended December 31, 2020. The Company recognized the costs allocated to supply services and transition services over time as the Company transferred control of these services and GSK received and consumed the benefit as the Company performed the services. The Company re-evaluated the transaction price at the end of each reporting period and as uncertain events were resolved, or other changes in circumstances occurred, adjusted its estimate of the transaction price as necessary.
In November 2021, GSK notified the Company it received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result the Company's performance obligations under the GSK Agreement ended. No amount of the transaction price allocated to the performance obligations was unsatisfied as of November 2021.
In March 2022, GSK notified the Company it had dosed the first patient in its in Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. The Company concluded the variable consideration associated with this milestone was no longer constrained and recognized $30,000 in license-related revenue for the six months ended June 30, 2022, as it had no further performance obligations associated with the milestone. The Company did not recognize license-related revenue under the GSK Agreement in the three months ended June 30, 2022.
During the three and six months ended June 30, 2022, the Company did not recognize any license-related revenue related to the transition services or supply services, as the Company's performance obligations under the GSK Agreement had ended. During the three and six months ended June 30, 2021, the Company recognized $299 and $661 of license-related revenue related to the transition services, respectively, and recognized $216 and $1,480 of license-related revenue related to the supply services, respectively, which represents the costs incurred for the manufacturing and transition services that were performed.
For the three and six months ended June 30, 2022 and 2021, the Company recognized the following totals of license-related revenue:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
License-related revenue	$—	$515	$30,000	$2,141

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
6. Stockholders’ Equity
Common Stock
As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares, of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through June 30, 2022.
As of June 30, 2022 and December 31, 2021, the Company had reserved 27,456,622 and 32,934,776 shares, respectively, of common stock for the exercise of outstanding stock options, shares to be issued under the 2021 ATM Facility, shares to be issued upon the conversion of the Loan Amendment (as defined in Note 8 below), shares to be issued upon the vesting of restricted stock units and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan, 2021 Inducement Plan and 2018 Employee Stock Purchase Plan.
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
In August 2021, the Company entered into the Amended Sales Agreement with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in shares of the Company's common stock, from time to time. In the three and six months ended June 30, 2022, the Company sold 1,025,935 and 8,363,186 shares of common stock, at-the-market under the Amended Sales Agreement, resulting in net proceeds of approximately $2,110 and $22,666, respectively. Since August 5, 2021, the Company has sold 9,796,813 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $32,711.
7. Stock-Based Awards
2014 Stock Incentive Plan
The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, directors and consultants of the Company. The 2014 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of the stock options could not be less than 100% of the fair market value of a share of the Company’s common stock on the date of grant and the term of the stock options could not be greater than ten years.
As of December 31, 2018, all remaining shares available under the 2014 Plan were transferred to the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”).

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
2018 Stock Option and Incentive Plan
In April 2018, the Company’s 2018 Plan was approved by its stockholders and became effective. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan was 1,545,454, plus the shares of common stock remaining available for issuance under the 2014 Plan, the reserved shares shall be cumulatively increased each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.
As of June 30, 2022, 322,608 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	7,057,258	$6.59	6.98	$4,678
Granted	2,040,900	3.50
Exercised	(9,343)	1.18
Forfeited	(412,284)	7.13
Outstanding as of June 30, 2022	8,676,531	$5.84	7.26	$474
Options exercisable at June 30, 2022	5,179,174	$6.20	6.05	$472
Vested and expected to vest at June 30, 2022	8,676,531	$5.84	7.26	$474

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2022 and year ended December 31, 2021 was $2.34 and $6.41, respectively.
As of June 30, 2022 and December 31, 2021, there were outstanding stock options held by non-employees for the purchase of 260,570 and 276,570 shares of common stock, respectively, with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of June 30, 2022, a total of 1,500,500 shares of common stock were reserved for issuance under this plan.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
For the three and six months ended June 30, 2022, the Company issued 2,234 and 53,563 shares of common stock under the ESPP, respectively. For the six months ended June 30, 2021, the Company issued 19,377 shares of common stock under the ESPP. The Company did not issue shares of common stock under the ESPP in the three months ended June 30, 2021.
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
The following table summarizes the Company’s stock option under the Inducement Plan activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	—	$—	0.00	$—
Granted	291,600	2.94
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2022	291,600	$2.94	9.75	$—
Options exercisable at June 30, 2022	—	$—	0.00	$—
Vested and expected to vest at June 30, 2022	291,600	$2.94	9.75	$—
The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2022 was $1.99. As of June 30, 2022, 308,400 shares were available for future issuance under the Inducement Plan.
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock units may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. To date, in 2022, the Company has granted 732,000 RSUs, of which 40% vest in August 2022 and 60% vest in August 2023, as long as the individual remains an employee of the Company at such time.
The table below summarizes the Company’s RSU activity since December 31, 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2021	—	$—
Granted	732,000	3.64
Vested	—	—
Forfeited	(21,000)	3.64
Unvested restricted stock units as of June 30, 2022	711,000	$3.64

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The expense related to RSUs granted to employees was $610 and $819, and $612 and $1,155 for the three and six months ended June 30, 2022 and 2021, respectively.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development expenses	$777	$898	$1,360	$1,687
General and administrative expenses	1,296	1,381	2,578	2,972
	$2,073	$2,279	$3,938	$4,659

As of June 30, 2022, the Company had an aggregate of $14,658 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.96 years.
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
Borrowings under all three tranches of the term loan facility bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (A) the greater of (x) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) or (y) 3.25%, plus (B) 5.25%. In June 2022, the interest rate was increased to 10%. The Company is permitted to make interest-only payments on the outstanding principal balance of the term loan for approximately nineteen months following the funding date. The interest-only period can be extended by an additional nine months, subject to the Company raising net cash proceeds from financing activities (including without limitation sales of the Company's securities and up-front or milestone payments pursuant to existing or new strategic partnerships), in an aggregate amount of at least $100,000. The term of the loan facility is 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.
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
The Lender may, at its option, elect to convert any portion of no more than $4,500 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of (i) with respect to the first $500 converted, $1.56 per share and (ii) with respect to any additional amounts converted in excess of $500, $7.81 per share. The effective interest rate of the term loan as of June 30, 2022 is 13.22%.
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
The Loan Amendment was accounted for as a debt modification; as such, the financing costs of $313 were reflected as additional debt discount and is amortized as an adjustment to interest expense over the term of the Loan Amendment. The Company recorded interest expense related to the loan facility of $733 and $1,413, and $413 and $1,437 for the three and six months ended June 30, 2022 and 2021, respectively. The fair value of the loan at June 30, 2022 approximates its face amount.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Future principal debt payments on the loan payable reflecting the amended terms are as follows:

June 30, 2022
2022	$—
2023	6,576
2024	9,586
2025	8,838
Total principal payments	25,000
Final fee due in 2023	1,063
Final fee due at maturity in 2025	779
Total principal payments and final fee	26,842
Unamortized debt discount and final fee	(1,531)
Note payable	$25,311
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Basic and diluted net loss per share:
Numerator:
Net loss	$(25,213)	$(18,981)	$(19,014)	$(34,542)
Denominator:
Weighted average commons shares outstanding — basic and diluted	54,654,822	43,634,346	51,647,148	42,632,421
Net loss per share — basic and diluted	$(0.46)	$(0.44)	$(0.37)	$(0.81)
The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Stock options to purchase common stock	8,968,131	7,194,670
Shares to be issued under the 2018 ESPP	1,500,500	1,111,998
RSU's issued and expecting to vest	711,000	997,400
Shares available from conversion of note payable	832,677	320,514
	12,012,308	9,624,582

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
10. Income Taxes
The Company did not provide for any income taxes for the three and six months ended June 30, 2022 or 2021.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.
As of June 30, 2022 and December 31, 2021, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2018 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.
11. Leases
 Sublease Agreement with EQRx, Inc.
In May 2022, the Company entered into the second amendment to the Sublease Agreement (as amended, the “Sublease Amendment”). The Sublease Amendment extended the term of the sublease for a period of 18 months, with an option to extend the sublease for a further six months upon the expiration of the Sublease Amendment. The Sublease Amendment has been accounted for as a single-modified contract. The Company determined the Sublease Amendment would continue to be accounted for as an operating lease. Consistent with the Company’s policy election for lessor operating leases, each lease component and its associated non-lease components is accounted for as a single lease component.
In the three and six months ended June 30, 2022 and 2021, the Company recognized sublease income of $648 and $1,304, and $656 and $1,313, respectively.
As of June 30, 2022, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2022	$1,446
2023	2,566
2024	1,494
$5,506
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
During the three and six months ended June 30, 2022 and 2021, the Company made no cash payments to Novartis related to the Novartis Agreement. As of June 30, 2022 and 2021, no amounts were due from Novartis. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the three and six months ended June 30, 2022 or 2021.
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
The Company did not make any payments to Vaccinex under the Vaccinex Research Agreement in the three and six months ended June 30, 2022 or 2021. The Company did not make any payments to Vaccinex under the Vaccinex License Agreement in the three and six months ended June 30, 2022. The Company did not make any payments to Vaccinex under the Vaccinex License Agreement in the three months ended June 30, 2021. During the six months ended June 30, 2021, the Company paid Vaccinex $850 relating to the Vaccinex License Agreement. The payment was recognized as research and development expense.
There was no amount due by the Company to Vaccinex under the Vaccinex Research Agreement or Vaccinex License Agreement as of June 30, 2022 or 2021.

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
NZV930 (formerly SRF373) and SRF617 are antibodies designed to inhibit cluster of differentiation, or CD, 73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. NZV930 and SRF617 each aim to reduce the production of immunosuppressive adenosine, but target different points of the adenosine pathway. In addition to reducing the production of adenosine, we believe SRF617 will also stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis. SRF617 received orphan drug designation from the U.S. Food and Drug Administration, or FDA, for the treatment of pancreatic cancer in March 2021. In December 2021, we presented initial clinical data demonstrating SRF617’s potential in combination with chemotherapy and other immuno-oncology therapies. We initiated a Phase 2 trial of SRF617 in patients with advanced prostate cancer in March 2022.
SRF388 is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one of the subunits of IL-27, EBI3, is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. SRF388 received orphan drug designation and fast track designation from the FDA for the treatment of hepatocellular carcinoma in November 2020. We initiated a Phase 2 clinical trial evaluating SRF388 in patients with hepatocellular carcinoma and non-small-cell lung cancer in April 2022. In May 2022, we announced our plans to expand the open-label lead-in of the Phase 2 clinical trial. In June 2022, at the 2022 American Society of Clinical Oncology, or ASCO, Annual Meeting, we presented initial Phase 1/1b data demonstrating clinical activity in multiple solid tumor types, with three partial responses across non-small-cell lung cancer, renal cell carcinoma and hepatocellular carcinoma.
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
We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, GSK4381562, and SRF114, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the public and private sales of our securities, payments received under our license and collaboration agreements and a debt financing. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $156.6 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $25.2 million and $19.0 million for the three and six months ended June 30, 2022. Our net loss was $19.0 million and $34.5 million for the three and six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $159.8 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of June 30, 2022 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2024, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We are closely monitoring the ongoing global outbreak and spread of the novel coronavirus disease and its variants, or collectively COVID-19, and have taken steps to identify and help mitigate its adverse impact on, and risks to, our business posed by the spread of the virus and significant governmental and related measures implemented or reimplemented to address the COVID-19 pandemic. Although COVID-19 has not had a material adverse impact on our operations and our clinical and preclinical programs, the extent to which COVID-19 will ultimately impact our business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 and the severity of its variants or the effectiveness over time of measures implemented or reimplemented to help contain the pandemic or mitigate against its impact, among others. Given the fluidity of the COVID-19 pandemic, however, we do not yet know the full extent of the potential impact of COVID-19 may have on our business operations.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue from product sales and do not expect to do so in the near future. All of our revenue to date has been derived from the collaboration agreement we entered into with Novartis Institutes for Biomedical Research, Inc., or Novartis, which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 and the license agreement with we entered into with GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, which was subsequently amended in August 2021. If our development efforts for our programs are successful and result in regulatory approval or additional license or collaboration agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from additional collaboration or license agreements that we may enter into with third parties. We expect that our revenue for the next several years will be derived primarily from the collaboration agreement with Novartis and the license agreement with GSK, as well as any additional collaborations or licenses that we may enter into in the future.
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
Upon entering into the Novartis Agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, to up to four specified targets, including certain research, development, manufacturing and commercialization rights, pursuant to which, Novartis initially had the right to exercise up to three purchased Options. As of June 2020, there were no Options remaining for purchase and exercise by Novartis, and accordingly our performance obligations under the Novartis Agreement ended. We are currently entitled to potential development milestones of $325.0 million, potential sales milestones of $200.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930.
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
Through June 30, 2022, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Novartis Agreement. We did not recognize any collaboration revenue - related party in the three and six months ended June 30, 2022 or 2021.

GSK Agreement
In December 2020, we entered into a license agreement with GSK, which was subsequently amended in August 2021 or, as amended, the GSK Agreement, under which we granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody SRF813, targeting CD112R, also known as PVRIG, or the Licensed Antibodies. GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing between us and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. Pursuant to the August 2021 amendment to the GSK Agreement, we provided additional transition and supply services related to the development and manufacturing of the Licensed Antibodies.
Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85.0 million and was required to make additional payments to us for supply services and transition services of $4.3 million and $1.0 million, respectively. We are eligible to receive up to $60.0 million in clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens.
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
In March 2022, GSK notified us it had dosed the first patient in their in Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. We concluded the variable consideration associated with this milestone was no longer constrained and recognized $30.0 million in license-related revenue for the six months ended June 30, 2022, as we had no further performance obligations associated with the milestone. We did not recognize license-related revenue under the GSK Agreement in the three months ended June 30, 2022.
During the three and six months ended June 30, 2022, we did not recognize any license-related revenue related to the transition services or supply services as our performance obligations under the GSK Agreement had ended. During the three and six months ended June 30, 2021, we recognized $0.3 million and $0.7 million of license-related revenue related to the transition services, respectively, and recognized $0.2 million and $1.5 million of license-related revenue related to the supply services, which represented the costs incurred for the manufacturing and transition services that were performed.
Through June 30, 2022, we have received $85.0 million from GSK in upfront payments, $30.0 million in clinical milestones and $5.0 million in reimbursement for the transition and supply services.

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
The following table summarizes our research and development expenses by program:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
SRF388	5,202	4,076	$10,086	$5,500
SRF617	4,258	2,523	8,016	4,269
SRF114	1,595	386	2,930	1,272
GSK4381562 (formerly SRF813)	—	398	4	1,748
Other early-stage programs	61	77	146	119
Unallocated research and discovery expenses	7,082	5,209	13,640	10,305
Total research and development expenses	$18,198	$12,669	$34,822	$23,213

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
•entry into collaborations, licenses and other arrangements to further the development of our product candidates;
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

Results of Operations
Comparison of Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, along with the changes in those items:

	Three months ended June 30,
	2022	2021	2022 v 2021
	(in thousands)
License related revenue	$—	$515	$(515)
Operating expenses:
Research and development	18,198	12,669	5,529
General and administrative	6,426	6,434	(8)
Total operating expenses	24,624	19,103	5,521
Loss from operations	(24,624)	(18,588)	(6,036)
Interest and other income (expense), net	(589)	(393)	(196)
Net loss	$(25,213)	$(18,981)	$(6,232)
License-Related Revenue
We did not recognize license-related revenue during the three months ended June 30, 2022. During the three months ended June 30, 2021, we recognized $0.2 million and $0.3 million of license-related revenue related to the supply services and transition services, respectively, which represented the costs incurred for the manufacturing and transition services that were performed.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021, along with the changes in those items:

	Three months ended June 30,
	2022	2021	2022 v 2021
	(in thousands)
Direct research and development expenses by program:
SRF388	$5,202	$4,076	$1,126
SRF617	4,258	2,523	1,735
SRF114	1,595	386	1,209
SRF813	—	398	(398)
Other early-stage programs	61	77	(16)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	4,825	3,463	1,362
Facility related and other	2,257	1,746	511
Total research and development expenses	$18,198	$12,669	$5,529
Research and development expenses were $18.2 million for the three months ended June 30, 2022, compared to $12.7 million for the three months ended June 30, 2021. The increase of $5.5 million was primarily due to increases of $1.1 million in external costs for our SRF388 program, $1.7 million in external costs for our SRF617 program, $1.2 million in external costs for our SRF114 program and $1.9 million for research and discovery and unallocated costs, which were partially offset by a decrease of $0.4 million in external costs for the GSK4381562 program.
The increase in research and development expenses for our SRF388 program was primarily due to continued enrollment in our Phase 1 and Phase 2 trials.

The increase in research and development expenses for our SRF617 program was primarily due to continued enrollment in our Phase 1/1b and Phase 2 trials.
The increase in research and development expenses for our SRF114 program was primarily due to the increased manufacturing expenses and expenses for other IND-enabling activities as we progress towards an anticipated IND filing in the second half of 2022.
The increase in research and discovery and unallocated expenses was primarily due to increased headcount and consulting expenses in 2022.
The decrease in research and development expenses for the GSK4381562 program was primarily due to the transfer of responsibility for development of the program to GSK as part of the GSK Agreement.
General and Administrative Expenses
General and administrative expenses were $6.4 million for both the three months ended June 30, 2022 and 2021. Decreases in legal expenses were offset by increases in personnel related costs from increased headcount.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(0.6) million and $(0.4) million during the three months ended June 30, 2022 and 2021, respectively, due primarily to interest expense related to the Loan Amendment partially offset by interest income on invested balances of our cash, cash equivalents and marketable securities.
Comparison of Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, along with the changes in those items:

	Six months ended June 30,
	2022	2021	2022 v 2021
		(in thousands)
License-related revenue	$30,000	$2,141	$27,859
Operating expenses:
Research and development	34,822	23,213	11,609
General and administrative	12,967	12,076	891
Total operating expenses	47,789	35,289	12,500
Income (loss) from operations	(17,789)	(33,148)	15,359
Interest and other income (expense), net	(1,225)	(1,394)	169
Net income (loss)	$(19,014)	$(34,542)	$15,528

License-Related Revenue
During the six months ended June 30, 2022, we recognized $30.0 million related to the achievement of the first clinical milestone upon GSK dosing the first patient in their Phase 1 study of GSK4381562 in patients with solid tumors. During the six months ended June 30, 2021, we recognized $1.5 million and $0.7 million of license-related revenue related to the supply services and transition services, respectively, which represented the costs incurred for the manufacturing and transition services that were performed.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021, along with the changes in those items:

	Six months ended June 30,
	2022	2021	2022 v 2021
		(in thousands)
Direct research and development expenses by program:
SRF388	$10,086	$5,500	$4,586
SRF617	8,016	4,269	3,747
SRF114	2,930	1,272	1,658
GSK4381562 (formerly SRF813)	4	1,748	(1,744)
Other early-stage programs	146	119	27
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	9,093	6,945	2,148
Facility related and other	4,547	3,360	1,187
Total research and development expenses	$34,822	$23,213	$11,609

Research and development expenses were $34.8 million for the six months ended June 30, 2022, compared to $23.2 million for the six months ended June 30, 2021. The increase of $11.6 million was primarily due to increases of $4.6 million in external costs for our SRF388 program, $3.7 million in external costs for our SRF617 program, $3.3 million for research and discovery and unallocated costs and $1.7 million in external costs for our SRF114 program, which were partially offset by a decrease of $1.7 million in external costs for the GSK4381562 program.
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
The increase in research and discovery and unallocated expenses was primarily due to increased headcount and consulting expenses in 2022.
The decrease in research and development expenses for the GSK4381562 program was primarily due to the transfer of responsibility for development of the program to GSK as part of the GSK Agreement.
General and Administrative Expenses
General and administrative expenses were $13.0 million for the six months ended June 30, 2022, compared to $12.1 million for the six months ended June 30, 2021. The increase of $0.9 million was primarily due to increases in personnel related costs from increased headcount, partially offset by a decrease in legal expenses.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(1.2) million and $(1.4) million during the six months ended June 30, 2022 and 2021, respectively, due primarily to interest expense related to the Loan Amendment partially offset by interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources
Since our inception, we have incurred significant losses. We have generated limited revenue to date from the Novartis Agreement and the GSK Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Novartis Agreement, payments received under the GSK Agreement and a debt financing. Through June 30, 2022, we had received gross proceeds of $238.6 million from public and private sales of our securities, $25.0 million from our Loan Amendment with K2HV, $120.0 million from the GSK Agreement and $150.0 million from the Novartis Agreement.
In May 2020, we entered into a Capital on DemandTM sales agreement, or the 2020 Sales Agreement, with JonesTrading to issue and sell up to $50.0 million in shares of our common stock, from time to time. Since May 2020, we sold 2,303,545 shares of common stock at-the-market under the 2020 Sales Agreement for net proceeds of $19.5 million.
In August 2021, we entered into an amendment to the 2020 Sales Agreement, or the Amended Sales Agreement with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80 million in shares of our common stock, from time to time. Through June 30, 2022, we sold 9,796,813 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $32.7 million.
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $156.6 million.
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
We believe that our existing cash, cash equivalents, and marketable securities, as of August 3, 2022, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into 2024, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations, licensings and other arrangements;
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
Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,971)	$(31,229)
Investing activities	14,909	(81,311)
Financing activities	22,841	20,734
Net increase (decrease) in cash and cash equivalents and restricted cash	$18,779	$(91,806)
Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $19.0 million, primarily due to our net loss of $19.0 million and changes in our operating assets and liabilities of $6.3 million, partially offset by non-cash charges of $6.4 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of an increase of $1.7 million in prepaid expenses and other current assets, a $2.4 million decrease in accrued expenses and other current liabilities, a decrease of $1.3 million in our operating lease liability, and $1.1 million decrease in accounts payable. The decrease in accrued expenses and other current liabilities is primarily due to the decrease in accrued bonus and accrued professional fees. The increase in prepaid expenses and other current assets is a result of increased clinical expenses and higher insurance premiums. The decrease in our operating lease liability is a result of rental payments made on our operating leases, and the decrease in accounts payable is a result of timing of payments.
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

Investing Activities
During the six months ended June 30, 2022, net cash provided by investing activities was $14.9 million, consisting of proceeds from sales or maturities of marketable securities of $30.7 million, which was partially offset by purchases of marketable securities of $15.7 million and purchases of property and equipment of $0.1 million.
During the six months ended June 30, 2021, net cash used in investing activities was $81.3 million related to purchases of marketable securities.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $22.8 million, consisting of proceeds of $22.7 million received from issuance of our shares of common stock at-the-market under the Amended Sales Agreement and proceeds of $0.2 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan.
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
During the six months ended June 30, 2022, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 2, 2022.
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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of June 30, 2022 consisted of cash and investments in money market funds, U.S. Treasury notes, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates, which have risen in the past few months and may continue to rise; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.         Legal Proceedings
In October 2020, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3258951B1 to Compugen, Ltd., or the Compugen Patent. We are one of two parties opposing the grant of the Compugen Patent, which relates generally to PVRIG (an alternate name for CD112R) antibodies for use in treating cancer. In connection with the license agreement with GSK, GSK has assumed responsibility for this opposition. The proprietor’s response to the statements of opposition was filed on March 22, 2021; the oral proceedings will be scheduled for June of 2023 and the summons to oral proceedings is expected to issue shortly. Accordingly, final resolution of the opposition may be several years in the future.
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
Item 1A.     Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition, or results of operations. Additional risk factors from the Annual Report on Form 10-K are as follows:
Risks Related To Our Business and Common Stock
Our internal information technology systems, or those of our third-party contract research organizations, or CROs, contractors, consultants or others who process sensitive information on our behalf, may fail or suffer security incidents, loss or leakage of data and other compromises, any of which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing such information, expose us to liability or otherwise adversely affect our business.
In the ordinary course of our business, we may collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information (including health information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result we manage a number of third parties who have access to our information. Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks by sophisticated nation-state and nation-state supported actors or by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), natural disasters, global pandemics, fire, terrorism, war and telecommunication and electrical failures, fraudulent activity, as well as security incidents from inadvertent or intentional actions (such as error or theft) by our employees, contractors, consultants, business partners, and/or other third parties, phishing attacks, ransomware, denial-of-service attacks, social engineering schemes and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure or acquisition of information. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely on to process our information change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or to stop security incidents in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

Significant disruptions of our information technology systems or security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information including health information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, the COVID-19 pandemic has resulted in a significant number of our employees and partners working remotely, which increases the risk of a data breach or issues with data and cybersecurity. To the extent that any disruption or security incident results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our future product candidates could be delayed.
The current economic downturn may harm our business and results of operations.
Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:
a.reduced credit availability;
b.higher borrowing costs;
c.reduced liquidity;
d.volatility in credit, equity and foreign exchange markets; and
e.bankruptcies.
These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations.
Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.
Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop our product candidates, retain or expand our current levels of personnel, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
a.finance unanticipated working capital requirements;
b.develop our product candidates;
c.pursue acquisitions or other strategic relationships; and
d.respond to competitive pressures.
Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

Recent increases in interest rates have increased our borrowing costs, including interest expenses under our variable rate credit facility, and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.
Under our loan and security agreement with K2 Health Ventures LLC, or the Loan Agreement, a portion of our outstanding debt bears interest at variable interest rates. Borrowings under the Loan Agreement bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (A) the greater of (x) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) or (y) 3.25%, plus (B) 5.25%. In June 2022, the interest rate was increased to 10%. The effective interest rate of the term loan as of June 30, 2022 is 13.22%.
To meet our liquidity needs, we have relied in part on borrowed funds, and may continue to do so in the future. Continued increases in interest rates will increase the cost of new indebtedness/servicing our outstanding indebtedness/refinancing our outstanding indebtedness, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.
Rising inflation rates could negatively impact our business if our costs increase, and the adverse impact may be material.
Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. An increase in our costs could be detrimental to our financial condition and could also have an adverse impact on our future growth.
We have in the past relied in part on sales of our common shares through our at-the-market, or ATM, offering program. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to continue to sell our common shares through our ATM offering. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.
In August 2021, we commenced our current ATM program with JonesTrading Institutional Services LLC to raise capital. Under our ATM program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $80 million, through one or more at-the-market offerings. As of the end of the quarter, our stock price had declined by 65.6% in 2022, and it may continue to decline during the rest of 2022. Given the decrease in the market prices of our common shares and volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.
Alternative financing arrangements, if we pursue any, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common shares. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. In addition, if we borrow funds and/or issue debt securities through a subsidiary, the lenders and/or holders of those debt securities would have a right to payment that would be effectively senior to the company’s equity ownership in the subsidiary, which would adversely affect the rights of holders of both the company’s equity securities and its debt and debt securities.
Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income, and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common shares could be materially and adversely affected. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could/would result in a material adverse effect on our business, operating results, financial condition and prospects.

Hostilities in Ukraine could have a material adverse effect on our supply chain, including the availability and cost of materials and/or services that we rely upon for our business operations, which could have a material adverse impact on our business operations, revenues and net income.
Russia’s invasion of Ukraine, which has persisted for months, and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Given the continuing conflict, our supply chain or customer arrangements could be disrupted due to the demise of commercial activity in impacted regions and due to the severity of sanctions on the businesses that we and our suppliers rely on. Further, state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our and our suppliers’ ability to maintain or enhance key cybersecurity and data protection measures.
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

Surface Oncology, Inc.
Date: August 3, 2022	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2022	By:	/s/ Jessica Fees
Jessica Fees
Chief Financial Officer
(Principal Financial and Accounting Officer)