Form 10-Q
period 2022-09-30
Surface Oncology, Inc.
filed 2022-11-02
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of October 27, 2022, the registrant had 60,542,261 shares of common stock $0.0001 par value per share, outstanding.

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
•the success of the implementation of our corporate restructuring and strategic decision to pause the internal clinical development of SRF617 and focus resources on the advancement of SRF388 and SRF114;
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
•the impact of COVID-19 on our business operations and that of our third-party manufacturers, contract research organizations (“CROs”), suppliers, and other service providers and third parties with whom we conduct business or otherwise engage, including regulatory authorities;
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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$65,096	$56,045
Marketable securities	81,254	98,104
Prepaid expenses and other current assets	3,772	3,197
Total current assets	150,122	157,346
Property and equipment, net	4,925	5,651
Operating lease right-of-use asset	24,888	25,870
Restricted cash	1,595	1,595
Other assets	91	385
Total assets	$181,621	$190,847
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$535	$1,550
Accrued expenses and other current liabilities	11,700	13,089
Operating lease liability	5,757	5,384
Convertible note payable	—	—
Total current liabilities	17,992	20,023
Operating lease liability, non-current	25,348	26,909
Convertible note payable, non-current	25,462	25,015
Total liabilities	68,802	71,947
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 60,542,261 and 46,958,776 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	297,179	259,859
Accumulated other comprehensive loss	(1,369)	(221)
Accumulated deficit	(182,997)	(140,743)
Total stockholders’ equity	112,819	118,900
Total liabilities and stockholders’ equity	$181,621	$190,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
License-related revenue	$—	$392	$30,000	$2,532
Operating expenses:
Research and development	16,894	14,037	51,715	37,250
General and administrative	6,004	5,847	18,970	17,923
Total operating expenses	22,898	19,884	70,685	55,173
Loss from operations	(22,898)	(19,492)	(40,685)	(52,641)
Interest expense	(829)	(421)	(2,244)	(1,861)
Other income (expense), net	487	20	675	67
Net loss	(23,240)	(19,893)	(42,254)	(54,435)
Net loss per share — basic and diluted	$(0.39)	$(0.44)	$(0.78)	$(1.25)
Weighted average common shares outstanding — basic and diluted	59,054,486	45,236,775	54,143,394	43,510,078
Comprehensive loss:
Net loss	$(23,240)	$(19,893)	$(42,254)	$(54,435)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax of $0	(199)	6	(1,148)	(3)
Comprehensive loss	$(23,439)	$(19,887)	(43,402)	(54,438)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	46,958,776	$5	$259,859	$(221)	$(140,743)	$118,900
Issuance of common stock upon exercise of stock options	208	—	—	—	—	—
Issuance of common stock under stock purchase plan	51,329	—	157	—	—	157
Issuance of common stock upon public offering, net of issuance costs	7,337,251	1	20,555	—	—	20,556
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized loss on marketable securities	—	—	—	(690)	—	(690)
Net income	—	—	—	—	6,199	6,199
Balances at March 31, 2022	54,347,564	$6	$282,436	$(911)	$(134,544)	$146,987
Issuance of common stock upon exercise of stock options	9,135	—	11	—	—	11
Issuance of common stock under stock purchase plan	2,234	—	7	—	—	7
Issuance of common stock upon public offering, net of issuance costs	1,025,935	—	2,110	—	—	2,110
Stock-based compensation expense	—	—	2,073	—	—	2,073
Unrealized loss on marketable securities	—	—	—	(259)	—	(259)
Net loss	—	—	—	—	(25,213)	(25,213)
Balances at June 30, 2022	55,384,868	$6	$286,637	$(1,170)	$(159,757)	$125,716
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	284,400	—	—	—	—	—
Issuance of common stock under stock purchase plan	94,745	—	110	—	—	110
Issuance of common stock upon public offering, net of issuance costs	4,778,248	—	8,666	—	—	8,666
Stock-based compensation expense	—	—	1,766	—	—	1,766
Unrealized loss on marketable securities	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	(23,240)	(23,240)
Balances at September 30, 2022	60,542,261	$6	$297,179	$(1,369)	$(182,997)	$112,819

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

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,254)	$(54,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,037	1,194
Stock-based compensation expense	5,704	6,703
Non-cash interest expense related to note payable	447	927
Net amortization of premiums and discounts on marketable securities	265	586
Non-cash operating lease cost	1,737	1,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(575)	309
Other assets	294	115
Accounts payable	(1,015)	(1,234)
Accrued expenses and other current liabilities	(1,495)	(525)
Operating lease liability	(1,943)	(1,644)
Net cash used in operating activities	(37,798)	(46,487)
Cash flows from investing activities:
Purchases of property and equipment	(205)	(52)
Purchases of marketable securities	(30,308)	(91,439)
Proceeds from sales or maturities of marketable securities	45,745	2,000
Net cash provided by (used in) investing activities	15,232	(89,491)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net	31,332	19,479
Proceeds from employee stock purchases	274	267
Proceeds from exercise of stock options	11	1,939
Net cash provided by financing activities	31,617	21,685
Net increase (decrease) in cash and cash equivalents and restricted cash	9,051	(114,293)
Cash and cash equivalents and restricted cash at beginning of period	57,640	176,736
Cash and cash equivalents and restricted cash at end of period	$66,691	$62,443
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,746	$945
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$755	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$106	$—
Conversion of note payable into shares of common stock	$—	$1,500

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
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading") to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading acted as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provided that JonesTrading was entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company had no obligation to sell any shares under the 2020 ATM Facility and had the right, at any time, to suspend solicitation and offers under the 2020 Sales Agreement. In the three and nine months ended September 30, 2021, the Company sold 69,785 and 2,303,545 shares of common stock, at-the-market, under the 2020 Sales Agreement, resulting in net proceeds of approximately $497 and $19,479, respectively. The Company did not sell any shares of common stock at-the-market under the 2020 Sales Agreement in 2020. On August 5, 2021, the Company closed the 2020 ATM Facility.
On August 5, 2021, the Company entered into an amendment to the 2020 Sales Agreement (as amended, the “Amended Sales Agreement”) with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in gross proceeds, from time to time during the term of the Amended Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s sales agent (the “2021 ATM Facility”). The 2021 ATM Facility provides that JonesTrading will continue to be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2021 ATM Facility. The Company has no obligation to sell any shares under the Amended Sales Agreement and may, at any time, suspend solicitation and offers under the 2021 ATM Facility. In the three and nine months ended September 30, 2022, the Company sold 4,778,248 and 13,141,434 shares of common stock, at-the-market under the Amended Sales Agreement, resulting in net proceeds of approximately $8,666 and $31,331, respectively. Since August 5, 2021, the Company has sold 14,575,061 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $41,377.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), proceeds from a license agreement with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) and issuance of a term loan with K2 Health Ventures LLC (“K2HV”). The Company has a history of incurring losses and negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of $182,997.
The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of November 2, 2022, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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
The ongoing global outbreak of the novel coronavirus disease and its variants (collectively, “COVID-19”) and significant governmental and related measures implemented or reimplemented to help control the spread of the virus have impacted and could materially and adversely impact the Company's business, results of operations and financial condition. The Company is continues to monitor the impact of the COVID-19 pandemic and take steps to identify and help minimize its adverse impact on, and risks to, the Company's business, although there can be no assurance that the Company will be able to identify all such steps or that any identified steps will be effective. Although COVID-19 has not had a material adverse impact on the Company’s operations and its clinical and preclinical programs, the extent to which COVID-19 will ultimately impact the Company’s business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 and the severity of its variants or the effectiveness over time of the measures implemented or reimplemented to help contain the pandemic or mitigate against its impact, among others. Certain of the Company’s third-party service providers have experienced shutdowns or other business disruptions. As a result, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The condensed balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year period.
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
3. Marketable Securities
As of September 30, 2022, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$57,852	$—	(1,027)	$56,825
U.S. government agency bonds	10,945	—	(217)	10,728
Corporate bonds	$13,826	$—	$(125)	$13,701
	$82,623	$—	$(1,369)	$81,254

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	September 30, 2022
	Amortized Cost	Fair Value
Maturing in one year or less	$79,193	$77,879
Maturing after one year	3,430	3,375
	$82,623	$81,254

As of December 31, 2021, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$77,550	$—	(188)	$77,362
U.S. government agency bonds	20,775	—	(33)	20,742
	$98,325	$—	$(221)	$98,104
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Maturing in one year or less	$60,462	$60,406
Maturing after one year	37,863	37,698
	$98,325	$98,104
The Company has the intent and ability to hold investments in an unrealized loss position until recovery, which may be at maturity. The Company determined it is more likely than not it would not be required to sell these securities before recovery of their amortized cost. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of September 30, 2022 and December 31, 2021.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$41,954	$—	$—	$41,954
Marketable securities:
U.S. Treasury notes	—	56,825	—	56,825
U.S. government agency bonds	—	10,728	—	10,728
Corporate bonds	$—	$13,701	$—	13,701
	$41,954	$81,254	$—	$123,208

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,309	$—	$—	$20,309
Marketable securities:
U.S. Treasury notes	$—	$77,362	$—	$77,362
U.S. Government agency bonds	$—	$20,742	$—	$20,742
	$20,309	$98,104	$—	$118,413

As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents were invested in money market funds, U.S. Treasury notes, U.S. government agency bonds and corporate bonds and were valued based on Level 1 and Level 2 inputs. Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes, U.S. government agency bonds and corporate bonds were valued by obtaining third-party pricing sources, which use quoted prices in active markets for similar securities. These represent a Level 2 measurement within the fair value hierarchy. During the nine months ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
5. Collaboration and License Agreements
Novartis Agreement
In January 2016, the Company entered into a collaboration agreement with Novartis, which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights, pursuant to which, Novartis initially had the right to exercise up to three purchased Options. Accordingly, Novartis had the ability to exclusively license the development, manufacturing and commercial rights for up to four targets (inclusive of CD73). Through September 30, 2022, the Company had received an aggregate of $150,000 from Novartis in upfront payments, milestone payments, and option purchase payments.As of January 2020, there were no Options remaining for purchase and exercise, and accordingly the Company’s performance obligations under the Novartis Agreement ended. Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325,000 and sales milestones of $200,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formerly SRF373). Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the Novartis Agreement.

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
The Company did not recognize any revenue relating to the Novartis Agreement during the three and nine months ended September 30, 2022 and 2021 as it does not have any remaining performance obligations under the agreement.

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
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an IND is accepted by a regulatory authority; and (iii) transition services until an IND is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognized revenue for the license performance obligation upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020, and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license-related revenue during the year ended December 31, 2020. The Company recognized the costs allocated to supply services and transition services over time as the Company transferred control of these services and GSK received and consumed the benefit as the Company performed the services. The Company re-evaluated the transaction price at the end of each reporting period and as uncertain events were resolved, or other changes in circumstances occurred, adjusted its estimate of the transaction price as necessary. The transaction and supply services were completed in November 2021.
In November 2021, GSK notified the Company it received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result the Company's performance obligations under the GSK Agreement ended.
In March 2022, GSK notified the Company it had dosed the first patient in its in Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. The Company concluded the variable consideration associated with this milestone was no longer constrained and recognized $30,000 in license-related revenue for the nine months ended September 30, 2022, as it had no further performance obligations associated with the milestone. The Company did not recognize license-related revenue under the GSK Agreement in the three months ended September 30, 2022.
During the three and nine months ended September 30, 2022, the Company did not recognize any license-related revenue related to the transition services or supply services, as the Company's performance obligations under the GSK Agreement had ended. During the three and nine months ended September 30, 2021, the Company recognized $48 and $709 of license-related revenue related to the transition services, respectively, and recognized $344 and $1,823 of license-related revenue related to the supply services, respectively, which represents the costs incurred for the manufacturing and transition services that were performed.
For the three and nine months ended September 30, 2022 and 2021, the Company recognized the following totals of license-related revenue:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
License-related revenue	$—	$392	$30,000	$2,532

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
6. Stockholders’ Equity
Common Stock
As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through September 30, 2022.
As of September 30, 2022 and December 31, 2021, the Company had reserved 23,972,858 and 32,934,776 shares, respectively, of common stock for the exercise of outstanding stock options, shares to be issued under the 2021 ATM Facility, shares to be issued upon the conversion of the Loan Agreement (as defined in Note 8 below), as amended, shares to be issued upon the vesting of restricted stock units and the number of shares remaining available for future grant under the Company’s 2018 Plan, Inducement Plan and ESPP (each defined in Note 7 below).
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
In August 2021, the Company entered into the Amended Sales Agreement with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in shares of the Company's common stock, from time to time. In the three and nine months ended September 30, 2022, the Company sold 4,778,248 and 13,141,434 shares of common stock, at-the-market under the Amended Sales Agreement, resulting in net proceeds of approximately $8,666 and $31,331, respectively. Since August 5, 2021, the Company has sold 14,575,061 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $41,377.
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
As of September 30, 2022, 457,833 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over four years and expire after ten years.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	7,057,258	$6.59	6.98	$4,678
Granted	2,042,300	3.49
Exercised	(9,343)	1.18
Forfeited	(539,249)	6.94
Outstanding as of September 30, 2022	8,550,966	$5.83	6.79	$234
Options exercisable at September 30, 2022	5,529,847	$6.13	5.64	$234
Vested and expected to vest at September 30, 2022	8,550,966	$5.83	6.79	$234

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2022 and year ended December 31, 2021 was $2.33 and $6.41, respectively.
As of September 30, 2022 and December 31, 2021, there were outstanding stock options held by non-employees for the purchase of 260,570 and 276,570 shares of common stock, respectively, with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of September 30, 2022, a total of 1,405,755 shares of common stock were reserved for issuance under this plan.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
For the three and nine months ended September 30, 2022, the Company issued 94,745 and 148,308 shares of common stock under the ESPP, respectively. For the three and nine months ended September 30, 2021, the Company issued 27,522 and 46,899 shares of common stock under the ESPP, respectively.
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
The following table summarizes the Company’s stock option under the Inducement Plan activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	—	$—	0.00	$—
Granted	371,600	2.66
Exercised	—	—
Forfeited	(17,900)	2.33
Outstanding as of September 30, 2022	353,700	$2.68	9.57	$—
Options exercisable at September 30, 2022	—	$—	0.00	$—
Vested and expected to vest at September 30, 2022	353,700	$2.68	9.57	$—
The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2022 was $1.80. As of September 30, 2022, 246,300 shares were available for future issuance under the Inducement Plan.
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock units may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. To date, in 2022, the Company has granted 732,000 RSUs, of which 40% vested in August 2022 and 60% will vest in August 2023, as long as the individual remains an employee of the Company at such time.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The table below summarizes the Company’s RSU activity since December 31, 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2021	—	$—
Granted	732,000	3.64
Vested	(284,400)	3.64
Forfeited	(30,660)	3.64
Unvested restricted stock units as of September 30, 2022	416,940	$3.64
The expense related to RSUs granted to employees was $466 and $1,285, and $124 and $1,103 for the three and nine months ended September 30, 2022 and 2021, respectively.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development expenses	$689	$848	$2,049	$2,535
General and administrative expenses	1,077	1,196	3,655	4,168
	$1,766	$2,044	$5,704	$6,703

As of September 30, 2022, the Company had an aggregate of $12,461 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.76 years.
8. Debt
On November 22, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”) with K2HV (the “Lender”). The Lender made available to the Company term loans in an aggregate principal amount of up to $25,000 under the Loan Agreement. On October 1, 2021, the Company entered into a first amendment to the Loan Agreement with the Lender (as amended, the “First Loan Amendment”). On September 21, 2022, the Company entered into a second amendment to the Loan Agreement with the Lender (as further amended, the “Second Loan Amendment”). The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes.
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
In October 2021, the Loan Agreement was amended. Under the First Loan Amendment, the Lender made available to the Company term loans in an aggregate principal amount of up to $50,000, in three potential tranches: (i) a $25,000 term loan facility (including refinancing of the Company’s outstanding amounts under the Loan Agreement) funded on October 1, 2021 (the "First Tranche Refinancing Term Loan"), (ii) up to a $15,000 term loan facility (the "Second Tranche Refinancing Term Loan"), and (iii) an up to $10,000 term loan facility (the "Third Tranche Refinancing Term Loan") (together the "Refinancing Term Loans"). All three of these tranches have a maturity date of October 1, 2025.
Borrowings under all three tranches of the term loan facility bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (A) the greater of (x) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) or (y) 3.25%, plus (B) 5.25%. In September 2022, the interest rate was increased to 11.5%. Under the First Loan Amendment, the Company was permitted to make interest-only payments on the outstanding principal balance of the term loan for approximately eighteen months following the funding date. The interest-only period could have been extended by an additional nine months, subject to the Company raising net cash proceeds from financing activities (including without limitation sales of the Company's securities and up-front or milestone payments pursuant to existing or new strategic partnerships), in an aggregate amount of at least $100,000. The term of the loan facility is 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.
The Company is obligated to pay a final fee equal to (i) 4.25% of the aggregate amount of the term loans funded, such payment to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans and (ii) $779 on the earlier of December 1, 2023 or the prepayment of the term loans. The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the First Loan Amendment. If the Company prepays all of the term loans prior to the maturity date, it will pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 5% if the payment occurs on or before 24 months after the initial funding date, 3% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date.
The Lender was able to, at its option, elect to convert any portion of no more than $4,500 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of (i) with respect to the first $500 converted, $1.56 per share and (ii) with respect to any additional amounts converted in excess of $500, $7.81 per share.
The Company’s obligations under the First Loan Amendment are secured by a first priority security interest in substantially all of its assets. The First Loan Amendment contains customary representations, warranties and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse effect clause.
Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the First Loan Amendment and under applicable law.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The First Loan Amendment was accounted for as a debt modification; as such, the financing costs of $313 were reflected as additional debt discount and is amortized as an adjustment to interest expense over the term of the First Loan Amendment.
In September 2022, the Company entered into the Second Loan Amendment. Under the Second Loan Amendment, the loan facility continues to carry a 48-month term with interest only payments extended for ten months, ending on February 1, 2024. In addition, the Lender may, at its option, elect to convert any portion of no more than $4,500 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of (i) with respect to the first $500 converted, $1.56 per share and (ii) with respect to any additional amounts converted in excess of $500, $1.83 per share. The effective interest rate of the term loan as of September 30, 2022 is 14.19%.
The Second Loan Amendment was accounted for as a debt modification. The financing costs were immaterial. The Company recorded interest expense related to the loan facility of $829 and $2,244, and $421 and $1,858 for the three and nine months ended September 30, 2022 and 2021, respectively. The fair value of the loan at September 30, 2022 approximates its carrying value.
Future principal debt payments on the loan payable reflecting the amended terms are as follows:

September 30, 2022
2022	$—
2023	—
2024	12,438
2025	12,562
Total principal payments	25,000
Final fee due in 2023	1,063
Final fee due at maturity in 2025	779
Total principal payments and final fee	26,842
Unamortized debt discount and final fee	(1,380)
Note payable	$25,462
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Basic and diluted net loss per share:
Numerator:
Net loss	$(23,240)	$(19,893)	$(42,254)	$(54,435)
Denominator:
Weighted average commons shares outstanding — basic and diluted	59,054,486	45,236,775	54,143,394	43,510,078
Net loss per share — basic and diluted	$(0.39)	$(0.44)	$(0.78)	$(1.25)

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Stock options to purchase common stock	8,904,666	7,007,251
Shares to be issued under the 2018 ESPP	1,405,755	1,084,476
RSU's issued and expecting to vest	416,940	—
Shares available from conversion of note payable	2,506,306	320,514
	13,233,667	8,412,241
10. Income Taxes
The Company did not provide for any income taxes for the three and nine months ended September 30, 2022 or 2021.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.
As of September 30, 2022 and December 31, 2021, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2018 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.
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
In the three and nine months ended September 30, 2022 and 2021, the Company recognized sublease income of $643 and $1,947, and $656 and $1,969, respectively.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
As of September 30, 2022, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2022	$723
2023	2,566
2024	1,494
$4,783
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
During the three and nine months ended September 30, 2022 and 2021, the Company made no cash payments to Novartis related to the Novartis Agreement. As of September 30, 2022 and 2021, no amounts were due from Novartis. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the three and nine months ended September 30, 2022 or 2021.
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
The Company paid $50 to Vaccinex in the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company paid Vaccinex $850. The payments were recognized as research and development expense. There was no amount due by the Company to Vaccinex as of September 30, 2022 or 2021.
14. Subsequent Events
Effective November 1, 2022, the Company's Board of Directors approved a strategic decision to pause the internal clinical development of SRF617, a novel antibody targeting CD39, and focus resources on the advancement of its SRF388 and SRF114 programs, which it believes hold the greatest near-term potential to provide benefit to patients. The Company is also implementing a corporate restructuring which will reduce the Company's workforce by approximately 20%. The majority of the personnel and program restructuring will be completed during the fourth quarter of 2022. The Company currently estimates that it will record a charge in the fourth quarter of 2022 of approximately $4,100, consisting of severance, benefits, outplacement services and costs associated with terminating contracts. As a result of the restructuring, the Company is actively pursuing partnership opportunities to advance its SRF617 with third-party collaborators or partners.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC.
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
NZV930 (formerly SRF373) and SRF617 are antibodies designed to inhibit cluster of differentiation, or CD, 73 and CD39, respectively, and illustrate how our specialized knowledge of TME biology can be leveraged across programs. CD73 and CD39 are both critical enzymes involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. NZV930 and SRF617 each aim to reduce the production of immunosuppressive adenosine, but target different points of the adenosine pathway. In addition to reducing the production of adenosine, we believe SRF617 will also stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP. In June 2018, a Phase 1 trial of NZV930 was initiated by our partner, Novartis. SRF617 received orphan drug designation from the U.S. Food and Drug Administration, or the FDA, for the treatment of pancreatic cancer in March 2021. In December 2021, we presented initial clinical data demonstrating SRF617’s potential in combination with chemotherapy and other immuno-oncology therapies. We initiated a Phase 2 trial of SRF617 in patients with advanced prostate cancer in March 2022. In November 2022, we announced the strategic decision to pause SRF617 program. We are actively pursuing potential business development opportunities for SRF617.
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

SRF114 is designed as a highly specific afucosylated IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells, or Treg cells, in the TME. SRF114 causes depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity, or ADCC, leading to anti-tumor activity in preclinical models. In October 2022, the FDA cleared the IND application for SRF114. We anticipate initiating a Phase 1 trial of SRF114 in the first quarter of 2023.
We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnections between these TME pathways.
Effective November 1, 2022, our Board of Directors approved a strategic decision to pause the internal clinical development of SRF617, a novel antibody targeting CD39, and focus resources on the advancement of our SRF388 and SRF114 programs, which we believe hold the greatest near-term potential to provide benefit to patients. We are also implementing a corporate restructuring which will reduce our workforce by approximately 20%. The majority of the personnel and program restructuring will be completed during the fourth quarter of 2022. We currently estimate that we will record a charge in the fourth quarter of 2022 of approximately $4.0 million, consisting of severance, benefits, outplacement services and costs associated with terminating contracts. As a result of the restructuring, we are actively pursuing partnership opportunities to advance its SRF617 with third-party collaborators or partners.
We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including NZV930, SRF617, SRF388, GSK4381562, and SRF114, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the public and private sales of our securities, payments received under our license and collaboration agreements and a debt financing. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $146.3 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $23.2 million and $42.3 million for the three and nine months ended September 30, 2022. Our net loss was $19.9 million and $54.4 million for the three and nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $183.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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

We believe that our existing cash, cash equivalents and marketable securities, as of September 30, 2022 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2024, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
We continue to monitor the ongoing global outbreak of the novel coronavirus disease and its variants, or collectively COVID-19, and have taken steps to identify and help mitigate its adverse impact on, and risks to, our business posed by the spread of the virus and significant governmental and related measures implemented or reimplemented to address the COVID-19 pandemic. Although COVID-19 has not had a material adverse impact on our operations and our clinical and preclinical programs, the extent to which COVID-19 will ultimately impact our business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 and the severity of its variants or the effectiveness over time of measures implemented or reimplemented to help contain the pandemic or mitigate against its impact, among others. Given the fluidity of the COVID-19 pandemic, however, we do not yet know the full extent of the potential impact of COVID-19 may have on our business operations.
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
Novartis Agreement
In January 2016, we entered into a collaboration agreement with Novartis, which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 or, as amended, the Novartis Agreement, to develop next-generation cancer therapies. Under the Novartis Agreement, we were responsible for performing research on antibodies that bind to CD73 and four other specified targets. We were responsible for all costs and expenses incurred by, or on behalf of, us in connection with the research.
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

Through September 30, 2022, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer have any performance obligations under the Novartis Agreement. We did not recognize any collaboration revenue - related party in the three and nine months ended September 30, 2022 or 2021.
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
In March 2022, GSK notified us it had dosed the first patient in their in Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. We concluded the variable consideration associated with this milestone was no longer constrained and recognized $30.0 million in license-related revenue for the nine months ended September 30, 2022, as we had no further performance obligations associated with the milestone. We did not recognize license-related revenue under the GSK Agreement in the three months ended September 30, 2022.
During the three and nine months ended September 30, 2022, we did not recognize any license-related revenue related to the transition services or supply services as our performance obligations under the GSK Agreement had ended. We recognized an immaterial amount of license-related revenue related to the transition services in the three months ended September 30, 2021. During the nine months ended September 30, 2021, we recognized $0.7 million of license-related revenue related to the transition services. During the three and nine months ended September 30, 2021, we recognized $0.3 million and $1.8 million of license-related revenue related to the supply services, which represented the costs incurred for the manufacturing and transition services that were performed.
Through September 30, 2022, we have received $85.0 million from GSK in upfront payments, $30.0 million in clinical milestones and $5.0 million in reimbursement for the transition and supply services.

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
The following table summarizes our research and development expenses by program:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
SRF388	3,346	2,833	$13,432	$8,333
SRF617	3,974	4,287	11,990	8,557
SRF114	2,441	1,092	5,371	2,363
GSK4381562 (formerly SRF813)	—	399	—	2,147
Other early-stage programs	120	300	270	419
Unallocated research and discovery expenses	7,013	5,126	20,652	15,431
Total research and development expenses	$16,894	$14,037	$51,715	$37,250

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will decrease in the future as a result of the strategic decision to pause the SRF617 program as well as the reduction in headcount relating to the corporate restructuring announced in November 2022. This will be partially offset by increased clinical development costs as we advance our SRF388 Phase 2 clinical trials and prepare to initiate SRF114 clinical development.
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
We anticipate that our general and administrative expenses will decrease in the future as a result of a reduction in headcount relating to the corporate restructuring announced in November 2022, This will be partially offset by accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities as well as interest expense incurred on our loan and security agreement, as amended, with K2 Health Ventures LLC, or K2HV.

Results of Operations
Comparison of Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, along with the changes in those items:

	Three months ended September 30,
	2022	2021	2022 v 2021
	(in thousands)
License related revenue	$—	$392	$(392)
Operating expenses:
Research and development	16,894	14,037	2,857
General and administrative	6,004	5,847	157
Total operating expenses	22,898	19,884	3,014
Loss from operations	(22,898)	(19,492)	(3,406)
Interest and other income (expense), net	(342)	(401)	59
Net loss	$(23,240)	$(19,893)	$(3,347)
License-Related Revenue
We did not recognize license-related revenue during the three months ended September 30, 2022. During the three months ended September 30, 2021, we recognized $0.3 million and an immaterial amount of license-related revenue related to the supply services and transition services, respectively, which represented the costs incurred for the manufacturing and transition services that were performed.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021, along with the changes in those items:

	Three months ended September 30,
	2022	2021	2022 v 2021
	(in thousands)
Direct research and development expenses by program:
SRF388	$3,346	$2,833	$513
SRF617	3,974	4,287	(313)
SRF114	2,441	1,092	1,349
GSK4381562 (formerly SRF813)	—	399	(399)
Other early-stage programs	120	300	(180)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	4,686	3,272	1,414
Facility related and other	2,327	1,854	473
Total research and development expenses	$16,894	$14,037	$2,857
Research and development expenses were $16.9 million for the three months ended September 30, 2022, compared to $14.0 million for the three months ended September 30, 2021. The increase of $2.9 million was primarily due to increases of $0.5 million in external costs for our SRF388 program, $1.3 million in external costs for our SRF114 program and $1.9 million for research and discovery and unallocated costs, which were partially offset by a decrease of $0.3 million in external costs for our SRF617 program, $0.4 million in external costs for the GSK4381562 program and $0.2 million in external costs for our other early stage programs.
The increase in research and development expenses for our SRF388 program was primarily due to continued enrollment in our Phase 1 and Phase 2 trials.

The decrease in research and development expenses for our SRF617 program was primarily due to slower enrollment in our Phase 1/1b and Phase 2 trials in Q3 2022.
The increase in research and development expenses for our SRF114 program was primarily due to increased expenses relating to IND-enabling activities and manufacturing. We received clearance from the FDA for our SRF114 IND application in October 2022.
The increase in research and discovery and unallocated expenses was primarily due to increased headcount and consulting expenses in 2022.
The decrease in research and development expenses for the GSK4381562 program was primarily due to the transfer of responsibility for development of the program to GSK as part of the GSK Agreement.
General and Administrative Expenses
General and administrative expenses were $6.0 million for the three months ended September 30, 2022, compared to $5.8 million for the three months ended September 30, 2021. The increase primarily relates to personnel related costs from increased headcount.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(0.3) million and $(0.4) million during the three months ended September 30, 2022 and 2021, respectively, due primarily to interest expense related to the Loan Agreement, as amended, partially offset by interest income on invested balances of our cash, cash equivalents and marketable securities.
Comparison of Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, along with the changes in those items:

	Nine months ended September 30,
	2022	2021	2022 v 2021
		(in thousands)
License-related revenue	$30,000	$2,532	$27,468
Operating expenses:
Research and development	51,715	37,250	14,465
General and administrative	18,970	17,923	1,047
Total operating expenses	70,685	55,173	15,512
Income (loss) from operations	(40,685)	(52,641)	11,956
Interest and other income (expense), net	(1,569)	(1,794)	225
Net income (loss)	$(42,254)	$(54,435)	$12,181

License-Related Revenue
During the nine months ended September 30, 2022, we recognized $30.0 million related to the achievement of the first clinical milestone upon GSK dosing the first patient in their Phase 1 study of GSK4381562 in patients with solid tumors. During the nine months ended September 30, 2021, we recognized $1.8 million and $0.7 million of license-related revenue related to the supply services and transition services, respectively, which represented the costs incurred for the manufacturing and transition services that were performed.

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021, along with the changes in those items:

	Nine months ended September 30,
	2022	2021	2022 v 2021
		(in thousands)
Direct research and development expenses by program:
SRF388	$13,432	$8,333	$5,099
SRF617	11,990	8,557	3,433
SRF114	5,371	2,363	3,008
GSK4381562 (formerly SRF813)	—	2,147	(2,147)
Other early-stage programs	270	419	(149)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	13,779	10,217	3,562
Facility related and other	6,873	5,214	1,659
Total research and development expenses	$51,715	$37,250	$14,465

Research and development expenses were $51.7 million for the nine months ended September 30, 2022, compared to $37.3 million for the nine months ended September 30, 2021. The increase of $14.5 million was primarily due to increases of $5.1 million in external costs for our SRF388 program, $3.4 million in external costs for our SRF617 program, $5.2 million for research and discovery and unallocated costs and $3.0 million in external costs for our SRF114 program, which were partially offset by a decrease of $2.1 million in external costs for the GSK4381562 program.
The increase in research and development expenses for our SRF388 program was primarily due to continued enrollment in our Phase 1 dose escalation trial and advancement into a Phase 2 trial in 2022.
The increase in research and development expenses for our SRF617 program was primarily due increased manufacturing costs incurred in 2022, which were partially offset by slower enrollment in our Phase 1/1b and Phase 2 trials in 2022.
The increase in research and development expenses for our SRF114 program was primarily due to increased expenses relating to IND-enabling activities and manufacturing. We received clearance from the FDA for our SRF114 IND application in October 2022.
The increase in research and discovery and unallocated expenses was primarily due to increased headcount and consulting expenses in 2022.
The decrease in research and development expenses for the GSK4381562 program was primarily due to the transfer of responsibility for development of the program to GSK as part of the GSK Agreement.
General and Administrative Expenses
General and administrative expenses were $19.0 million for the nine months ended September 30, 2022, compared to $17.9 million for the nine months ended September 30, 2021. The increase of $1.0 million was primarily due to increases in personnel related costs from increased headcount, partially offset by a decrease in legal expenses.
Interest and Other Income (Expense), Net
Interest and other income (expense), net were approximately $(1.6) million and $(1.8) million during the nine months ended September 30, 2022 and 2021, respectively, due primarily to interest expense related to the Loan Agreement, as amended, partially offset by interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources
Since our inception, we have incurred significant losses. We have generated limited revenue to date from the Novartis Agreement and the GSK Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Novartis Agreement, payments received under the GSK Agreement and a debt financing. Through September 30, 2022, we had received gross proceeds of $247.3 million from public and private sales of our securities, $25.0 million from our Loan Agreement, as amended, with K2HV, $120.0 million from the GSK Agreement and $150.0 million from the Novartis Agreement.
In May 2020, we entered into a Capital on DemandTM sales agreement, or the 2020 Sales Agreement, with JonesTrading to issue and sell up to $50.0 million in shares of our common stock, from time to time. Since May 2020, we sold 2,303,545 shares of common stock at-the-market under the 2020 Sales Agreement for net proceeds of $19.5 million.
In August 2021, we entered into an amendment to the 2020 Sales Agreement, or the Amended Sales Agreement with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80 million in shares of our common stock, from time to time. Through September 30, 2022, we sold 14,575,061 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $41.4 million.
Effective November 1, 2022, our Board of Directors approved a corporate restructuring to pause the internal clinical development of SRF617 and focus resources on the advancement of our SRF388 and SRF114 programs. We currently estimate that we will record a charge in the fourth quarter of 2022 of approximately $4.0 million, consisting of severance, benefits, outplacement services and costs associated with terminating contracts.
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $146.3 million.
Effects of Inflation
We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to conduct clinical trials and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.
Future Funding Requirements
We expect our expenses will decrease in the future as a result of the corporate restructuring and strategic decision to pause the SRF617 program annoucned in November 2022. This will be partially offset by increased clinical development costs as we advance our SRF388 Phase 2 clinical trials and prepare to initiate SRF114 clinical development. Additionally, we expect to continue to incur additional costs associated with operating as a public company.
We believe that our existing cash, cash equivalents, and marketable securities, as of November 2, 2022, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2024, excluding any future milestone payments from Novartis and GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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
Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(37,798)	$(46,487)
Investing activities	15,232	(89,491)
Financing activities	31,617	21,685
Net increase (decrease) in cash and cash equivalents and restricted cash	$9,051	$(114,293)

Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $37.8 million, primarily due to our net loss of $42.3 million and changes in our operating assets and liabilities of $4.7 million, partially offset by non-cash charges of $9.2 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of an increase of $0.6 million in prepaid expenses and other current assets, a $1.5 million decrease in accrued expenses and other current liabilities, a decrease of $1.9 million in our operating lease liability, and $1.0 million decrease in accounts payable. The decrease in accrued expenses and other current liabilities is primarily due to the decrease in accrued bonus and accrued professional fees. The increase in prepaid expenses and other current assets is a result of increased clinical expenses and higher insurance premiums. The decrease in our operating lease liability is a result of rental payments made on our operating leases, and the decrease in accounts payable is a result of timing of payments.
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
Investing Activities
During the nine months ended September 30, 2022, net cash provided by investing activities was $15.2 million, consisting of proceeds from sales or maturities of marketable securities of $45.7 million, which was partially offset by purchases of marketable securities of $30.3 million and purchases of property and equipment of $0.2 million.
During the nine months ended September 30, 2021, net cash used in investing activities was $89.5 million related to the net purchases of marketable securities.
Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $31.6 million, consisting of proceeds of $31.3 million received from issuance of our shares of common stock at-the-market under the Amended Sales Agreement and proceeds of $0.3 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan.
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
During the nine months ended September 30, 2022, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 2, 2022.

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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of September 30, 2022 consisted of cash and investments in money market funds, U.S. Treasury notes, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates, which have risen in the past few months and may continue to rise; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.         Legal Proceedings
In October 2020, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3258951B1 to Compugen, Ltd., or the Compugen Patent. We are one of two parties opposing the grant of the Compugen Patent, which relates generally to PVRIG (an alternate name for CD112R) antibodies for use in treating cancer. In connection with the license agreement with GSK, GSK has assumed responsibility for this opposition. The proprietor’s response to the statements of opposition was filed on March 22, 2021; the oral proceedings are expected to be scheduled for June of 2023 and the summons to oral proceedings is expected to issue shortly. Accordingly, final resolution of the opposition may be several years in the future.
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
Item 1A.     Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in Part II, Item 1A (“Risk Factors”) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Additional risks include:
Our corporate restructuring may not be successful.
In November 2022, we announced a corporate restructuring to focus resources on the advancement of our SRF388 and SRF114 programs, and pause the SRF617 program. There is no guarantee that this corporate restructuring will achieve its intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. For example, our corporate restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.
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
10.1
Second Amendment to Loan and Security Agreement, dated September 21, 2022, by and between Surface Oncology, Inc. and K2 HealthVentures LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022 (File No. 001-38459) and incorporated herein by reference).

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

Surface Oncology, Inc.
Date: November 2, 2022	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2022	By:	/s/ Jessica Fees
Jessica Fees
Chief Financial Officer
(Principal Financial and Accounting Officer)