Form 10-K
period 2022-12-31
Surface Oncology, Inc.
filed 2023-03-09
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2022, was $85,420,850. For purposes of foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
The number of shares of registrant’s Common Stock outstanding as of March 6, 2023 was 60,716,873.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 7, 2023, are incorporated by reference into Part III of this Report.

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
•our ability to develop combination therapies, whether on our own or in collaboration with Novartis, GSK and other third parties;
•our manufacturing, commercialization and marketing capabilities and strategy;
•the pricing and reimbursement of our current product candidates and other product candidates we may develop, if approved;
•the rate and degree of market acceptance and clinical utility of our current product candidates and other product candidates we may develop;
•the potential benefits of and our ability to maintain our collaborations with Novartis and GSK and establish or maintain future collaborations or strategic relationships or obtain additional funding;
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
•our ability to regain compliance with the closing bid price requirement for listing on the Nasdaq Stock Market LLC; and
•the impact of laws and regulations.

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
•We are not in compliance with Nasdaq’s minimum bid price requirement and if we fail to regain compliance with Nasdaq’s continued listing requirements, our common stock could be delisted, which could adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.
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
Our lead program, SRF388, is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one of the subunits of IL-27, EBI3, is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. SRF388 received orphan drug designation and fast track designation from the United States Food and Drug Administration, or FDA, for the treatment of hepatocellular carcinoma, or HCC, in November 2020. We initiated Phase 2 clinical trials evaluating SRF388 in patients with HCC and non-small-cell lung cancer, or NSCLC, in April 2022. In June 2022, at the 2022 American Society of Clinical Oncology, or ASCO, Annual Meeting, we presented initial Phase 1/1b data demonstrating clinical activity in multiple solid tumor types. We observed confirmed partial responses in two patients who received SRF388 monotherapy, one in NSCLC and one in clear cell renal cell carcinoma, or RCC. In addition, we observed a partial response in a patient who was treated with SRF388 in combination with pembrolizumab for HCC. In November, we announced that a second patient with NSCLC experienced a confirmed partial response to SRF388 monotherapy treatment, and another patient with highly pretreated NSCLC experienced durable disease stabilization which, at the time, had continued for more than 56 weeks. We anticipate sharing additional data from those trials in the first half of 2023. We are no longer enrolling RCC patients in our Phase 1 SRF388 monotherapy and combination trial in order to focus efforts on NSCLC and HCC based on encouraging data seen in those indications.
Our second clinical-stage program, SRF114, is a highly specific afucosylated immunoglobulin isotype G1, or IgG1, antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells, or Treg cells, in the TME. SRF114 is designed to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity, or ADCC, and/or antibody-dependent cellular phagocytosis, or ADCP, leading to anti-tumor activity in preclinical models. In January 2023, we initiated a Phase 1/2 clinical study investigating SRF114 in patients with advanced solid tumors. Part A, the monotherapy dose-escalation portion of the study, will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of SRF114 in patients with advanced solid tumors. Once Part A is completed, Part B will evaluate SRF114 in up to 40 patients with head and neck squamous cell carcinoma, or HNSCC, as a monotherapy. We expect to provide initial clinical data in 2024.
Our third clinical-stage program, SRF617 is an antibody designed to inhibit cluster of differentiation-39, or CD39. CD39 is a critical enzyme involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. SRF617 aims to reduce the production of immunosuppressive adenosine, and we believe SRF617 has the potential to stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP. In November 2022, we announced the strategic decision to pause further development of the SRF617 program due to business considerations, and we are actively pursuing potential business development opportunities for the program.
We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnections between these TME pathways.

In addition to our internal programs, we have two programs, NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes for Biomedical Research, Inc., or Novartis, and GlaxoSmithKline, or GSK, respectively.
In January 2016, we granted Novartis a worldwide exclusive license to research, develop, manufacture, and commercialize NZV930. NZV930 is an antibody designed to inhibit cluster of differentiation 73, or CD73, which is a critical enzyme involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. NZV930 aims to reduce the production of immunosuppressive adenosine within the TME. Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis. We are entitled to receive potential development milestones of $325.0 million, potential sales milestones of $200.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930. In June 2018, a Phase 1 trial of NZV930 was initiated by Novartis.
In December 2020, we granted GSK an exclusive license to the worldwide development and commercialization rights for GSK4381562. GSK4381562 is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer, or NK, and T cells. GSK4381562 blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. GSK4381562 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. Upon entering into the agreement, we received an upfront payment of $85.0 million, and in March 2022, GSK initiated a Phase 1 clinical trial of GSK4381562 in patients with solid tumors, triggering a $30.0 million milestone payment to us. We are currently eligible to receive up to $60.0 million in additional clinical milestones and up to $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens upon successful commercialization of GSK4381562.
We have assembled an outstanding team, including our world-class scientific advisory board, to execute on our mission to create next-generation immuno-oncology therapies to help patients suffering with cancer. Our scientific founders and members of our management team have extensive experience in drug discovery and development and are leaders in the immuno-oncology field. Members of our leadership team have helped develop a number of commercialized therapies, including cancer treatments such as Avastin®, Copiktra® and Velcade®. Our scientific advisory board is co-chaired by leading immuno-oncology researchers Alexander Y. Rudensky, Ph.D., a world leader in Treg cell biology, and Arlene H. Sharpe, M.D., Ph.D., who led pioneering work related to the ligands for PD-1, including the co-discovery of PD-L2, and has defined functions of the PD-1 pathway as well as other costimulatory and immune checkpoint molecules. Collectively, we believe our team, industry-leading capabilities and collaborations with Novartis and GSK, position us to build a leading TME company focused on developing next-generation immunotherapies for the tens of millions of cancer patients worldwide.
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
Checkpoint inhibitors are a drug class designed to counteract certain defenses a tumor has against the immune system. Currently approved checkpoint inhibitors were developed for the treatment of cancer because of the initial belief that inactivation of the immune system by checkpoint proteins could be reversed to reactivate the immune system to recognize and attack the tumor. These therapies against checkpoint proteins, such as cytotoxic T-lymphocyte antigen 4, or CTLA-4, programmed cell death protein 1, or PD-1, and programmed death-ligand 1, or PD-L1, have produced impressive results in the clinic across an array of cancers and have been approved for a number of malignancies. However, a durable clinical benefit has been observed in only a limited subset of patients and tumor types. For example, PD-1 inhibition has doubled three-year survival rates in previously treated non-small cell lung cancer patients, but more than 80% of patients do not achieve a durable clinical benefit. We believe the primary reason only a relatively modest number of patients achieve durable response with checkpoint inhibitors is because only one component of the TME, the effector T lymphocyte, is reactivated while other elements of the TME, including suppressive metabolites and cytokines, macrophages, Treg cells, and NK cells, remain unaffected.

IL-27 is a cytokine that plays an important physiologic role in suppressing the immune system. In preclinical studies, the IL-27 pathway has been observed to suppress T cell and NK cell activation within the TME, which may prevent the immune system from recognizing, attacking and killing cancer cells. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach influences the activity of multiple types of immune cells, including the reactivation of T cells and NK cells, that are necessary to recognize and attack the tumor.
Treg cells play an essential role in controlling autoimmunity and maintaining immune tolerance and homeostasis. Treg cells are also recruited to sites of tumor growth where they suppress antitumor immune responses and facilitate tumor growth. Treg cells are associated with poor prognosis in many human cancers. Depletion of Treg cells in published experimental murine models of cancer has been shown to reduce primary and metastatic tumor growth. Although Treg cell depletion is a promising therapeutic strategy in cancer, current therapies aimed at depletion of Treg cells in humans fail to distinguish systemic Treg cells from tumor infiltrating Treg cells, resulting in undesirable inflammatory side-effects outside of the TME. The chemokine receptor CCR8 was recently reported to be highly expressed on intratumoral Treg cells in breast carcinomas but not on peripheral Treg cells or effector T cells. As such, we believe that the depletion of tumor infiltrating Treg cells while sparing peripheral Treg cells and effector T cells via targeting CCR8 is an attractive approach to enhance anti-tumor immunity.
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
NK cells are a type of immune cell that can recognize and lyse, or kill, other cells that need to be destroyed, including cancer cells. These immune cells are a key component of the immune system that provide a rapid, non-specific response to pathogens. NK and T cells express CD112R, also known as PVRIG, an inhibitory protein that helps block NK and T cell activation when bound to its binding partner, CD112. Targeting CD112R is an attractive therapeutic strategy for activating NK and T cells so that they can effectively kill tumor cells.
Our Pipeline
We believe next-generation immuno-oncology therapies need to encompass a multi-faceted, coordinated and patient-specific approach to treating cancer to achieve meaningful increases in patient cure rates. We have developed a pipeline of novel therapeutic programs to address the complexity of the TME, as shown in the table below.

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
IL-27 Background
IL-27 is a multi-subunit cytokine (subunits P28 and EBI3) secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its role in resolving tissue inflammation and its association with maternal-fetal tolerance. Due to its immunosuppressive nature, there is an emerging rationale for inhibiting IL-27 to treat cancer, as this approach influences the activity of multiple types of immune cells that are necessary to recognize and attack the tumor. As shown in the diagram below, IL-27 suppresses T cell and NK cell activation, which we believe will prevent the immune system from recognizing, attacking and killing cancerous cells.

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

SRF388 Restored Cytokine Production in Combination with anti-PD-1 in Presence of Recombinant IL-27 in Activated Healthy Donor PBMCs
In the preclinical study below, SRF388 monotherapy resulted in a significant reduction in the growth of HCC tumors in the liver, as compared to a control antibody. In addition, SRF388 reduced the expression of immune-inhibitory receptors in this HCC model.
SRF388 Inhibited Tumor Growth in the Orthotopic Hepa 1-6 Mouse Model of Hepatocellular Carcinoma

SRF388 Modulated Gene Expression in the Hepa1-6 Mouse Model of HCC
SRF388 Clinical Trials
We initiated a Phase 1 dose escalation trial of SRF388 in April 2020 and initiated expansion stages of the ongoing trial in June 2021. In April 2022, we initiated Phase 2 clinical trials evaluating SRF388 in patients with HCC and NSCLC and in May 2022, announced our plans to expand the open-label lead-in of the Phase 2 HCC clinical trial to include up to 30 patients. As depicted below, the Phase 1 trial is anticipated to enroll approximately 100 patients. Following a monotherapy dose escalation, SRF388 will be tested in specific cohorts of patients with RCC, HCC, and NSCLC. In June 2022, at the 2022 ASCO Annual Meeting, we presented initial Phase 1/1b data demonstrating clinical activity in multiple solid tumor types. We observed confirmed partial responses in two patients who received SRF388 monotherapy, one in NSCLC and one in clear cell RCC. In addition, we observed a partial response in a patient who was treated with SRF388 in combination with pembrolizumab for HCC. The patient with HCC was refractory to two prior VEGFR tyrosine kinase inhibitors, or TKIs, while the patients with NSCLC and RCC had both progressed on prior anti-PD-(L)1 therapy. In November, we announced that a second patient with NSCLC experienced a confirmed partial response to SRF388 monotherapy treatment, and another patient with highly pretreated NSCLC experienced durable disease stabilization which, at the time, had continued for more than 56 weeks. Based on these results, we opened the second stage of the SRF388 monotherapy trial which is expected to enroll 40 patients with NSCLC in total. We also announced the initiation of a single-arm Phase 2 study evaluating SRF388 in combination with pembrolizumab in patients with NSCLC who have progressed after 1 to 3 prior lines of therapy, including chemotherapy and anti-PD-(L)1 agents; this study is anticipated to enroll up to 40 patients with NSCLC treated in combination.
We are currently focused on enrollment in NSCLC monotherapy and combination cohorts as well as the first-line HCC study and are no longer enrolling RCC patients in our Phase 1 SRF388 monotherapy and combination trial. We anticipate sharing additional data from those trials in the first half of 2023. SRF388 received orphan drug designation and fast track designation from the FDA for the treatment of HCC in November 2020.

SRF388 Clinical Trial Overview
Targeting CCR8 to Deplete Intra-tumoral Regulatory T Cells
Overview of SRF114
SRF114 is a highly specific afucosylated IgG1 monoclonal antibody targeting the chemokine receptor CCR8, which is expressed at high levels on Treg cells within the TME. SRF114 causes depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC or ADCP. We selected SRF114 for further development based on the following key observations in our preclinical studies:
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
SRF114 preferentially depletes tumor-infiltrating CCR8+ Treg cells
SRF114 Clinical Trial
In January 2023, we initiated a Phase 1/2 clinical study investigating SRF114 in patients with advanced solid tumors. We are currently enrolling the dose escalation portion of this study in patients with advanced solid tumors and intend to open a monotherapy expansion part focused on patients with squamous cell carcinoma of the head and neck, or HNSCC, once we have identified appropriate dose(s) for further development. This study also allows for the future addition of combination cohorts in other tumor indications. Part A, the monotherapy dose-escalation portion of the study, will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of SRF114 in patients with advanced solid tumors. Once Part A is completed, Part B will evaluate SRF114 in up to 40 patients with HNSCC as a monotherapy. We expect to provide initial clinical data in 2024.

SRF114 Clinical Trial Overview
Modulating the Adenosine Pathway to Treat Cancer
Overview of NZV930 and SRF617
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
SRF617 is designed to inhibit CD39, an enzyme critical both to the production of adenosine and the breakdown of ATP. We believe targeting CD39 will not only reduce extracellular adenosine, but will also maintain extracellular levels of immunostimulatory ATP, both of which have been observed to promote anti-tumor immunity. In preclinical studies, SRF617 exhibited potent CD39 enzymatic inhibition, leading to increased activity of T cells and maturation of antigen presenting cells. Further, in combination with chemotherapy or a PD-1 inhibitor, our antibodies against CD39 demonstrated potent anti-tumor effects in preclinical animal studies. We initiated a Phase 2 trial of SRF617 in patients with advanced prostate cancer in March 2022. In November 2022, we announced the strategic decision to pause the SRF617 clinical development program. We are actively pursuing business development opportunities for SRF617.
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
We granted Novartis worldwide development and commercialization rights to NZV930. An investigational new drug, or IND, application for NZV930, was sponsored and filed by Novartis with the FDA in February 2018, and NZV930 entered clinical trials in June 2018. In November 2022, Novartis opted to terminate a Phase I/Ib Study of NZV930 as monotherapy and in combination with PDR001 and/or NIR178 after a review of data which showed a low likelihood of efficacy in the patients recruited in that clinical setting. The termination was not safety related, and a separate trial investigating NZV930 in combination with KAZ954 is ongoing.
SRF617
SRF617 is a fully human IgG4 monoclonal antibody that is designed to be a potent inhibitor of CD39 enzymatic activity. We selected SRF617 for clinical development based on the following key attributes observed in preclinical development:
•potent enzymatic inhibition of CD39;
•maintenance of immunostimulatory levels of ATP despite the presence of CD39; and
•inhibition of tumor growth as a monotherapy
We initiated a Phase 1/1b dose escalation trial of SRF617 in March 2020. We initiated the Phase 1b combination expansion part of the trial in January 2021 in which SRF617 is being tested in combination with a PD-1 inhibitor and with chemotherapy. We initiated a Phase 2 trial of SRF617 in patients with advanced prostate cancer in March 2022. In December 2021, we presented initial clinical data demonstrating SRF617's potential in combination with chemotherapy and other immuno-oncology therapies at the ESMO Immuno-Oncology conference. In November 2022, we announced the strategic decision to pause the SRF617 clinical program. We are actively pursuing business development opportunities for SRF617. SRF617 received orphan drug designation from the FDA for the treatment of pancreatic cancer in March 2021.
Blocking the Inhibitory Receptor CD112R to Promote Immune Cell Activation in the Tumor Microenvironment
Overview of GSK4381562
GSK4381562 (formerly SRF813) is a fully human IgG1 monoclonal antibody that is designed to bind to the inhibitory receptor CD112R, also known as PVRIG, and antagonizes its function on immune cells. We selected GSK4381562 for clinical development based on the following key observations in our preclinical studies:
•Potent blockade of CD112R interaction with its ligand CD112;
•Enhancement of NK and T cell activation; and
•Inhibition of tumor growth.
CD112R Background
CD112R is an inhibitory receptor primarily expressed on NK cells and T cells. CD112R suppresses immune cell activation through its binding with CD112. Because CD112 is commonly overexpressed on tumor cells, there is an emerging rationale for disrupting the CD112:CD112R interaction to promote antitumor immune responses. On December 16, 2020, we granted GSK an exclusive license to worldwide development and commercialization rights of GSK4381562. In March 2022, GSK initiated a Phase 1 clinical trial of GSK4381562 in patients with solid tumors.

We expect that the unique insights generated in any one of our product programs will accelerate the development of the other programs in a synergistic fashion due to the interconnection between the pathways of the TME.
Collaboration Agreement with Novartis
Overview
In January 2016, we entered into a strategic collaboration with Novartis, or the Novartis Agreement, to develop next-generation cancer therapies. The Novartis Agreement was subsequently amended in May 2016, July 2017, September 2017 and October 2018. Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, for up to four specified targets, including certain development, manufacturing and commercialization rights. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Therefore, there are no Options remaining eligible for purchase, and potential exercise, and our performance obligations under the Novartis Agreement have ended. Under the Novartis Agreement, we are currently entitled to potential development milestones of $325.0 million, potential sales milestones of $200.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for NZV930. Through December 31, 2022, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. In January 2016 and April 2018, we also received equity investments of $13.5 million and $11.5 million, respectively, from Novartis.
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

License Agreement with GSK
Overview
In December 2020, we entered into the license agreement with GSK, or the GSK Agreement, under which we granted GSK a worldwide, exclusive, sublicensable license to develop and commercialize specified antibodies targeting CD112R, also known as PVRIG, or the Licensed Antibodies. GSK will be responsible for the development, manufacturing and commercialization of the Licensed Antibodies and joint development and joint patent committees will be formed to facilitate information sharing between us and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. Under the terms of the agreement, GSK made a one-time upfront payment of $85.0 million and was required to make additional payments to us for supply services and transition services of $4.5 million and $0.8 million, respectively. In March 2022, GSK initiated a Phase 1 clinical trial of GSK4381562 in patients with solid tumors, triggering a $30.0 million milestone payment. We are currently eligible to receive up to $60.0 million in additional clinical and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. In November 2021, GSK received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result our performance obligations under the GSK Agreement have ended. Through December 31, 2022, we have received an aggregate of $120.3 million from GSK for upfront payments, milestone payments, and the transition and supply services performed.
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
Vaccinex Exclusive Product License Agreement
In March 2021, we and Vaccinex, Inc., or Vaccinex, entered into an exclusive product license agreement, or the Vaccinex License Agreement, to exclusively license certain antibodies, including SRF114. Pursuant to the terms of the Vaccinex License Agreement, we have a worldwide, exclusive, sublicensable license to make, have made, use, sell, offer to sell, have sold, import, and otherwise exploit licensed products that incorporate certain Vaccinex intellectual property which covers certain antibodies, including the antibody SRF114 targeting CCR8, each a Licensed Product.
Under the Vaccinex License Agreement, we are obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Licensed Product and have the sole right to develop, manufacture and commercialize the licensed products worldwide. We are responsible for all costs and expenses of such development, manufacturing and commercialization. Pursuant to the Vaccinex License Agreement, we paid Vaccinex a one-time fee of $0.9 million. Vaccinex is eligible to receive up to an aggregate of $3.5 million based on achievement of certain clinical milestones and up to an aggregate of $11.5 million based on achievement of certain regulatory milestones per Licensed Product. We also owe low single digit royalties on global net sales of any approved licensed products. Commencing on the third anniversary of the date of the Vaccinex License Agreement and continuing until the first dosing of a Licensed Product in a clinical trial, we will be required to pay Vaccinex a nominal yearly maintenance fee. Since a patient was dosed with a Licensed Product, SRF114, in January 2023, no yearly maintenance fees are due under the Vaccinex License Agreement.
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
Manufacturing
We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. Currently, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into contracts with CMOs for SRF388 and SRF114 related to production of drug substance and drug product for our clinical trials and plan to enter into additional contracts with these or other manufacturers for additional supply.
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
Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products and the ease of use and effectiveness of any complementary diagnostics and/or companion diagnostics. Our competitors fall primarily into the following groups of treatment:
•Programs in development targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead/Jounce, Shionogi, AbbVie, Bayer, LaNova and Immunophage;
•Programs in development targeting PVRIG, including those by Compugen and Jiangsu Hengrui;
•Programs in development targeting the adenosine axis, including those by AbbVie, Arcus Biosciences, Inc., AstraZeneca PLC, Corvus Pharmaceuticals, Inc., Innate Pharma, S.A., iTeos, Trishula Therapeutics (formerly known as Tizona), Elpiscience, Shanghai Junshi, I-Mab, Portage Biotech, Agenus and Exscientia;
•Traditional cancer therapies, including chemotherapy, targeted therapies; and
•Approved immunotherapy antibodies such as those targeting CTLA-4 (Yervoy, marketed by Bristol-Myers Squibb Company) and PD-1/PD-L1 (Opdivo, Keytruda, Tecentriq and Libtayo, marketed by Bristol-Myers Squibb Company, Merck & Co., Genentech, Inc. and Regeneron Inc., respectively).
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

With respect to our IL-27 therapeutic antibody program, as of March 6, 2023, we solely own five patent families related to compositions of matter and methods of use for various antibodies, including SRF388, and co-own two patent families related to methods of treating cancer with SRF388. The first patent family includes one issued U.S. patent, U.S. 11,332,524, one pending U.S. non-provisional patent application, one expired international Patent Cooperation Treaty, or PCT, patent application and thirteen pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The second patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and fourteen pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The third patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and sixteen pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension. The fourth patent family includes one pending U.S. non-provisional patent application, one pending ex-U.S. application and a pending PCT application, each claiming priority to three expired U.S. provisional patent applications; any patents issuing from these applications would be expected to expire in 2042, absent any applicable patent term adjustment or extension. The fifth patent family includes one pending U.S. provisional patent application; any patents issuing from this application would be expected to expire in 2043, absent any applicable patent term adjustment or extension. The two co-owned families each include one pending U.S. provisional patent application; any patents issuing from either of these applications would be expected to expire in 2043, absent any applicable patent term adjustment or extension.
As of March 6, 2023, we have exclusively licensed from Vaccinex rights to a patent family that covers compositions of matter and methods of use for our CCR8 therapeutic antibody candidates, including SRF114. This patent family includes two pending U.S. non-provisional patent applications, one expired PCT patent application, and sixteen pending ex-U.S. patent applications, each claiming priority to three expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2041, absent any applicable patent term adjustment or extension.
As of March 6, 2023, we solely own three patent families related to compositions of matter and methods of use for our CD39 therapeutic antibody candidates, including SRF617, and co-own one patent family related to methods of treating cancer with SRF617. The first solely owned patent family includes two issued U.S. patents, U.S. 10,738,128 and U.S. 10,793,637, two pending U.S. non-provisional patent applications, one expired PCT patent application, fourteen issued ex-U.S. patents, one allowed ex-U.S. application and twelve pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second solely owned patent family includes one allowed U.S. non-provisional patent application, one pending U.S. non-provisional patent application, an expired PCT patent application and sixteen pending ex-US applications, each claiming priority to seven expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension. The third solely owned patent family includes one pending U.S. non-provisional patent application, one pending PCT patent application and one pending ex-U.S. patent application, each claiming priority to three expired U.S. provisional patent applications and the co-owned patent family includes one pending U.S. non-provisional patent application, one pending PCT patent application and one pending ex-U.S. patent application, each claiming priority to two expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2042, absent any applicable patent term adjustment or extension.
As of March 6, 2023, we co-own and have exclusively licensed to Novartis our rights in two patent families that cover compositions of matter and methods of use for our CD73 therapeutic antibody candidate, NZV930. The first patent family includes one issued U.S. patent, U.S. 11,312,783, one pending U.S. non-provisional patent application, one expired PCT patent application, and forty-eight ex-U.S. patents and pending applications, each claiming priority to two expired U.S. provisional patent applications. The second patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application and one expired PCT patent application. Any patents issuing from the first and second patent families would be expected to expire in 2038 or 2039, respectively, absent any applicable patent term adjustment or extension.
As of March 6, 2023, we own and have exclusively licensed to GSK our rights in two patent families that cover compositions of matter and methods of use for our CD112R therapeutic antibody candidates, including GSK4381562. The first patent family includes two issued U.S. patents, U.S. 11,214,619 and U.S. 11,279,758, one pending U.S. non-provisional patent application, one expired PCT patent application, two issued ex-U.S. patents, one allowed ex-U.S. patent application, and twenty-four pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second family includes one pending U.S. non-provisional patent application, one expired PCT patent application, and five pending ex-U.S. applications, each claiming priority to an expired U.S. provisional patent application. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.

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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2023, the user fee for an application requiring clinical data, such as an NDA or BLA, is $3,242,026. The sponsor of an approved NDA or BLA is also subject to an annual prescription drug program fee, which for fiscal year 2023 is $393,933. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform, with due diligence, adequate and well-controlled post-marketing clinical trials to verify and describe the product's clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. FDORA granted to the FDA increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. If the FDA concludes that a drug or biologic being considered for accelerated approval that is shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. In addition, all promotional materials for product candidates approved under accelerated approval are generally subject to prior review by the FDA unless the FDA informs the applicant otherwise.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy regulations by federal and state governments and by governments in foreign jurisdictions can apply to the manufacturing, sales, promotion and other activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include:

•The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
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
•The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
Healthcare Reform
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in 2010, the Affordable Care Act, or the ACA, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:
•The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% which remains in effect through 2030. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Further, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
The Inflation Reduction Act of 2022, or IRA, includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.
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

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor. In addition, the first biological product determined to be interchangeable with a branded reference product for any condition of use is also eligible for a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared among multiple first interchangeable products, lasts until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6).
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
Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation. The new Regulation overhauls the system of approvals for clinical trials in the EU. Specifically, it is directly applicable in all Member States (meaning that no national implementing legislation in each Member State is required), and aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications.

European Union Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of MAs.
•A centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EU and the additional Member States of the European Economic Area, or EEA (Norway, Iceland and Liechtenstein). The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which a centralized authorization would be in the interest of public health in the EU.
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States, referred to as the Concerned Member States, for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the applicable Member States (i.e., in the RMS and the Concerned Member States).
Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
European Union New Chemical Entity Exclusivity
In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if a compound is considered to be an innovative medical product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained an MA based on an MA application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity
In the EU, the EMA’s Committee for Orphan Medicinal Products grants an orphan designation in respect of a product if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU when the application is made (or where, without incentives, it is unlikely that the marketing of the medicine in the EU would generate sufficient return to justify the necessary investment in its development) and where no satisfactory method of diagnosis, prevention or treatment of the applicable condition has been authorized (or, if such a method exists, the product would be of significant benefit to those affected by such condition).
In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following receipt of an MA. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant an MA for a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, an MA may only be granted for a “similar medicinal product” with the same orphan indication if: (i) the MA holder for the original orphan medicinal product consents to the authorization of the second orphan medicinal product; or (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product; or (iii) it is established that the second product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The aforementioned EU rules are generally applicable in the EEA.
European Union Supplementary Protection Certificate
Similar to PTE in the United States, depending upon the timing, duration and specifics of EMA approval of any product candidates we develop, certain issued patents may be eligible for limited patent term extension on a country-by-country basis in the UK and all Member States of the EEA, in accordance with the Council Regulation (EC) No 469/2009 concerning the creation of a supplementary protection certificate (SPC) for medicinal products, or the SPC Regulation. The SPC Regulation permits restoration of the patent term for up to five years as compensation for patent term lost due to the compulsory lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval. The scope of the SPC extends only to the product covered by the applicable EMA marketing authorization to place the corresponding medicinal product on the EEA market and for any use of the product as a medicinal product that has been authorized before the expiry of the certificate. SPC terms cannot be greater than 5 years, and cannot extend the remaining term of a patent beyond a total of 15 years from the product’s regulatory approval date (subject to a possible six month extension under the EU Paediatric Regulation). Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted within six months of either the grant of the marketing authorization in any EEA member state or, if later, the grant of the patent.
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

Coverage and Reimbursement
Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Further, in the United States, no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. This decrease in reimbursement has been challenged in the U.S. District Court for the District of Columbia, and was appealed to the U.S. Court of Appeals. On July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court); the court denied this Petition on October 16, 2020. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals’ decision, holding that HHS's 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program.

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
Human Capital Management
Employees
As of March 6, 2023, we had 60 employees, all full-time, including 41 employees engaged in research and development. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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

Equity, Equality, Diversity & Inclusion (EED&I)
At the foundation of achieving its mission, is the ability for Surface to foster an inclusive and diverse workforce. Surface defines key focus areas and objectives and includes implementation plans related to equity, equality, diversity and inclusion. Surface’s leadership, including its board of directors, is committed to ensuring that equity, equality, diversity and inclusion remain essential to the core values of the Company. As of December 31, 2022, women represented 65% of Surface employees and 63% of senior leadership positions. Additionally, 22% of Surface’s workforce was comprised of members who are racially or ethnically diverse. Surface’s equity, equality, diversity and inclusion principles are reflected in our employee training and policies.
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
`Item 1A. Risk Factors
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
We have incurred significant net losses since inception. Our net losses were $63.6 million and $78.5 million for the years ended December 31, 2022 and 2021, respectively. We earned net income of $59.3 million for the year ended December 31, 2020, primarily as a result of revenue recognized under the license agreement, or the GSK Agreement, with GlaxoSmithKline, or GSK. As of December 31, 2022 we had an accumulated deficit of $204.3 million. We have funded our operations to date primarily with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis, payments received in connection with the GSK Agreement, and a debt financing. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing related intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
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
•the ability to partner any programs we decide to cease development of, such as SRF617;
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including SRF388 and SRF114, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of Novartis, GSK or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.
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
•the success of our collaborations, including with Novartis, GSK and any future collaborator;
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that the net proceeds from our initial public offering and the concurrent private placement, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2024, excluding any future milestone payments from Novartis or GSK.
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
We are early in our development efforts. Four of our product candidates, SRF388, SRF114, GSK4381562 (formerly SRF813) and NZV930 (formerly SRF373), are being investigated by us and our collaborators in ongoing early-stage clinical trials. The rest of our product candidates are all in preclinical development. We have invested substantially all of our efforts and financial resources into our clinical studies as well as the identification of targets and preclinical development of antibodies.
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
Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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

Even if we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the European Union or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products. In the U.S., third-party payors, and governmental healthcare plans, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States. for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other foreign jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates.
Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products, and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.
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
We are developing some product candidates in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.
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
There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of large and small molecule drug products. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if any product candidate we develop achieves marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if coverage is available, the level of reimbursement. These third-party payors are also examining the cost-effectiveness of drugs in addition to their safety and efficacy. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.
Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that can differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. For example, on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. FDA also issued a Final Guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Since the issuance of the final rule, on November 23, 2020, several industry groups filed a joint federal lawsuit in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent certification from the Secretary of HHS from taking effect and challenging multiple aspects of the final rule. This litigation was dismissed in February 2023 for lack of standing. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation, regulations or policies allowing the reimportation of drugs could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.
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

Additionally, because we have limited resources, we may forego or delay the pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in December 2018, we announced a significant reduction of the investment in our SRF231 program and later terminated its development. Additionally, in November 2022, we announced a significant reduction of the investment in our SRF617 program. Based on the reallocation of capital, we are prioritizing SRF388 and SRF114. However, the advancement of SRF388 and SRF114 may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to accelerate with our capital resources. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we licensed worldwide development and commercialization rights with respect to NZV930 and GSK4381562 to Novartis and GSK, respectively, and we will receive only milestone payments and royalties on sales of NZV930 and GSK4381562, if approved. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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
We have received fast track designation from the FDA for SRF388 for the treatment of hepatocellular carcinoma, and we may seek fast track designation for other product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We may not experience a faster development process, review or approval compared to conventional FDA procedures for SRF388 or any other product candidates that receive fast track designation. Furthermore, the FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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
The exclusivity provided by orphan drug designation may not effectively protect our product candidates from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek additional orphan drug designations for applicable indications for our current and any future product candidates, we may never receive such designations. There is no guarantee that we will enjoy the benefits of orphan drug designation for SRF388, SRF617 or any other product candidate for which we may receive orphan drug designation. Additionally, the FDA may reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Accelerated approval by the FDA, even if granted for our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive regulatory approval.
We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-approval confirmatory clinical trials which must be completed with due diligence. The Food and Drug Omnibus Reform Act, or FDORA, gives the FDA increased authority to withdraw approval of a product granted accelerated approval on an expedited basis if the sponsor fails to conduct such trials in a timely manner or if such post-approval trials fail to verify the drug’s predicted clinical benefit. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any approved products.
We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. See the section entitled “Business — Government Regulation — Healthcare Reform.”
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
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and reimbursement approval for a product;
•our ability to generate revenues and achieve or maintain profitability; and
•and the level of taxes that we are required to pay.
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
In particular, EU member states have implemented national laws which may partially deviate from the GDPR and impose different obligations from country to country, so we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. The UK Government has announced plans to reform its data protection legal framework in its Data Reform Bill but those have been put on hold. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission, or the EC, has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. With regard to transfers of personal data from the EEA, transfers to third world countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the EU GDPR is implemented, such as the Standard Contractual Clauses (SCCs) approved by the EC or binding corporate rules, or a derogation applies. In the past, companies in the U.S. were able to rely upon the Privacy Shield framework to legitimize data transfers from the EEA to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that it failed to offer adequate protections to EEA personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and required businesses to adopt supplementary measures if such standard is not met.
On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. On March 25, 2022, the EC and the U.S. announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which will replace the invalidated Privacy Shield and on December 13, 2022, the EC published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

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
In the future, we may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates we develop. In particular, we are seeking business development opportunities for SRF617.
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
The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, such as SRF617, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
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
We and the third parties on which we rely for clinical trials are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCP requirements. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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
We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We rely on third parties for the supply of our product candidates, and our strategy is to outsource all manufacturing of our product candidates and products to third parties.
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

Our third-party manufacturers and clinical reagent suppliers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. For example, the COVID-19 pandemic, which continues to evolve, has caused labor market and global supply chain constraints. The extent to which COVID-19 may impact our third-party manufacturers and suppliers going forward will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
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
With respect to our IL-27 therapeutic antibody program, as of March 6, 2023, we solely own five patent families related to compositions of matter and methods of use for various antibodies, including SRF388, and co-own two patent families related to methods of treating cancer with SRF388. The first patent family includes one issued U.S. patent, U.S. 11,332,524, one pending U.S. non-provisional patent application, one expired international Patent Cooperation Treaty, or PCT, patent application and thirteen pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The second patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and fourteen pending ex-U.S. applications, each claiming priority to one expired U.S. provisional patent application. The third patent family includes one pending U.S. non-provisional patent application, one expired PCT patent application and sixteen pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension. The fourth patent family includes one pending U.S. non-provisional patent application, one pending ex-U.S. application and a pending PCT application, each claiming priority to three expired U.S. provisional patent applications; any patents issuing from these applications would be expected to expire in 2042, absent any applicable patent term adjustment or extension. The fifth patent family includes one pending U.S. provisional patent application; any patents issuing from this application would be expected to expire in 2043, absent any applicable patent term adjustment or extension. The two co-owned families each include one pending U.S. provisional patent application; any patents issuing from either of these applications would be expected to expire in 2043, absent any applicable patent term adjustment or extension.
As of March 6, 2023, we have exclusively licensed from Vaccinex rights to a patent family that covers compositions of matter and methods of use for our CCR8 therapeutic antibody candidates, including SRF114. This patent family includes two pending U.S. non-provisional patent applications, one expired PCT patent application, and sixteen pending ex-U.S. patent applications, each claiming priority to three expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2041, absent any applicable patent term adjustment or extension.

As of March 6, 2023, we solely own three patent families related to compositions of matter and methods of use for our CD39 therapeutic antibody candidates, including SRF617, and co-own one patent family related to methods of treating cancer with SRF617. The first solely owned patent family includes two issued U.S. patents, U.S. 10,738,128 and U.S. 10,793,637, two pending U.S. non-provisional patent applications, one expired PCT patent application, fourteen issued ex-U.S. patents, one allowed ex-U.S. application and twelve pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second solely owned patent family includes one allowed U.S. non-provisional patent application, one pending U.S. non-provisional patent application, an expired PCT patent application and sixteen pending ex-US applications, each claiming priority to seven expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension. The third solely owned patent family includes one pending U.S. non-provisional patent application, one pending PCT patent application and one pending ex-U.S. patent application, each claiming priority to three expired U.S. provisional patent applications and the co-owned patent family includes one pending U.S. non-provisional patent application, one pending PCT patent application and one pending ex-U.S. patent application, each claiming priority to two expired U.S. provisional patent applications. Any patents issuing from these applications would be expected to expire in 2042, absent any applicable patent term adjustment or extension.
As of March 6, 2023, we co-own and have exclusively licensed to Novartis our rights in two patent families that cover compositions of matter and methods of use for our CD73 therapeutic antibody candidate, NZV930. The first patent family includes one issued U.S. patent, U.S. 11,312,783, one pending U.S. non-provisional patent application, one expired PCT patent application, and forty-eight ex-U.S. patents and pending applications, each claiming priority to two expired U.S. provisional patent applications. The second patent family includes two expired U.S. provisional patent applications, one pending U.S. non-provisional patent application and one expired PCT patent application. Any patents issuing from the first and second patent families would be expected to expire in 2038 or 2039, respectively, absent any applicable patent term adjustment or extension.
As of March 6, 2023, we own and have exclusively licensed to GSK our rights in two patent families that cover compositions of matter and methods of use for our CD112R therapeutic antibody candidates, including GSK4381562. The first patent family includes two issued U.S. patents, U.S. 11,214,619 and U.S. 11,279,758, one pending U.S. non-provisional patent application, one expired PCT patent application, two issued ex-U.S. patents, one allowed ex-U.S. patent application, and twenty-four pending ex-U.S. applications, each claiming priority to two expired U.S. provisional patent applications. The second family includes one pending U.S. non-provisional patent application, one expired PCT patent application, and five pending ex-U.S. applications, each claiming priority to an expired U.S. provisional patent application. Any patents issuing from these applications would be expected to expire in 2039 and 2040, absent any applicable patent term adjustment or extension.
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
The field of therapeutic antibodies, including CCR8, CD39 and CD112R antibodies for use in oncology, is crowded, and no such products have reached the market. Due to the intense research and development undertaken by academic institutions and multiple companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property-related litigation and proceedings relating to our own and other third-party intellectual property and proprietary rights in the future.

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
We are aware of certain third-party patents and third-party patent applications in this landscape that may, if issued as patents, be asserted to encompass our current or future product candidates. For example, we are aware of third-party European patents and pending third-party European patent applications relating to CCR8, CD39 and CD112R antibody technology that, without invalidation of (in the case of an issued patent), a change in claim scope, or a license, could materially impair our ability to commercialize our product candidates.
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
Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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
As of March 6, 2023, we had 60 employees, all full-time, including 41 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
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
In the ordinary course of our business, we may collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information (including health information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result we manage a number of third parties who have access to our information. Despite the implementation of security measures, our internal information technology systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks by sophisticated nation-state and nation-state supported actors or by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), natural disasters, global pandemics, fire, terrorism, war and telecommunication and electrical failures, fraudulent activity, as well as security incidents from inadvertent or intentional actions (such as error or theft) by our employees, contractors, consultants, business partners, and/or other third parties, phishing attacks, ransomware, denial-of-service attacks, social engineering schemes and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure or acquisition of information. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely on to process our information change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or to stop security incidents in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.
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

We are not in compliance with Nasdaq’s minimum bid price requirement and if we fail to regain compliance with Nasdaq’s continued listing requirements , our common stock could be delisted, which could adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.
On January 6, 2023, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that our listed securities did not maintain the minimum bid price requirement of $1.00 per share of common stock for continued listing on The Nasdaq Global Market for a period of 30 consecutive business days as required under Nasdaq Listing Rule 5450(a)(1). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.
In accordance with Nasdaq’s Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until July 5, 2023, or the Compliance Period, to regain compliance with the minimum closing bid price requirement. If at any time during the Compliance Period, our common stock have a closing bid price of at least $1.00 for 10 consecutive business days, Nasdaq will provide us a written confirmation of compliance and the matter will be closed. In the event we do not regain compliance by July 5, 2023, we may be eligible for an additional 180 day period to regain compliance or may face delisting. If, however, compliance with the minimum closing bid price requirement cannot be demonstrated by the end of a second compliance period, Nasdaq will provide written notification that our common stock will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price requirement.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 5% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or SOX Section 404, we were required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the Securities and Exchange Commission, or the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop our product candidates, retain or expand our current levels of personnel, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
•finance unanticipated working capital requirements;
•develop our product candidates;
•pursue acquisitions or other strategic relationships; and
•respond to competitive pressures.
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
Recent increases in interest rates have increased our borrowing costs, including interest expense under our variable rate credit facility, and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.
Under our loan and security agreement with K2 Health Ventures LLC, or the Loan Agreement, a portion of our outstanding debt bears interest at variable interest rates. Borrowings under the Loan Agreement bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (A) the greater of (x) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) or (y) 3.25%, plus (B) 5.25%. In December 2022, the interest rate increased to 12.75%. The effective interest rate of the term loan as of December 31, 2022 is 15.47%.
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
In August 2021, we commenced our current ATM program with JonesTrading Institutional Services LLC to raise capital. Under our ATM program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $80 million, through one or more at-the-market offerings. In fiscal year 2022, our stock price declined by 83.9%. Given the decrease in the market price of our common shares and volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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
In November 2022, we announced a corporate restructuring to focus resources on the advancement of our SRF388 and SRF114 programs, and pause the SRF617 clinical development program. There is no guarantee that this corporate restructuring will achieve its intended benefits or that our post-restructuring focus will be sufficient for our business to be successful. For example, our corporate restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.
General Risk Factors
Our business may be adversely affected by the ongoing COVID-19 pandemic.
Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, COVID-19 has spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic.
The ultimate impact of the COVID-19 pandemic, or the future outbreak of any other highly infectious our contagious diseases, on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the scope, severity and duration of the pandemic, government actions taken to contain coronavirus or address its impact in the short and long term and the direct and indirect economic impacts of the pandemic and related containment measures, among others.
The current economic downturn may harm our business and results of operations.
Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include reduced credit availability; higher borrowing costs, reduced liquidity, volatility in credit, equity and foreign exchange markets and bankruptcies.
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
Russia’s invasion of Ukraine, which has persisted over a year, and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Given the continuing conflict, our supply chain or customer arrangements could be disrupted due to the demise of commercial activity in impacted regions and due to the severity of sanctions on the businesses that we and our suppliers rely on. Further, state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our and our suppliers’ ability to maintain or enhance key cybersecurity and data protection measures.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.
We have incurred substantial losses during our history. As of December 31, 2022, we had federal and state net operating loss carryforwards of $93.8 million and $155.9 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (other than federal and certain state net operating loss carryforwards generated in taxable years beginning after December 31, 2017, which are not subject to expiration). Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. Use of our federal and state net operating loss carryforwards has been limited and could be further limited if we experience additional ownership changes, which could have an adverse effect on our future results of operations.
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

We are an emerging growth company and a “smaller reporting company", and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
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
Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the independent auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
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
We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a “smaller reporting company” until (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30. If we are a “smaller reporting company” at the time we cease to be an “emerging growth company,” we may continue to rely on exemptions from certain disclosure requirements that are available to “smaller reporting companies.” Specifically, as a “smaller reporting company” we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, “smaller reporting companies” have reduced disclosure obligations regarding executive compensation.
Changes in tax law may adversely affect us or our investors.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or the holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. We urge investors to consult with their legal and tax advisers regarding the potential implications of changes in tax law on an investment in our common stock.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
We lease a facility containing our research and development, laboratory and office space, which consists of approximately 65,000 square feet located at 50 Hampshire Street, Cambridge, Massachusetts. We sublease 33,529 square feet of this facility to a third party pursuant to a sublease that expires in July 2024. Our lease expires on March 31, 2030. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.
Item 3. Legal Proceedings.
In October 2020, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3258951B1 to Compugen, Ltd., or the Compugen Patent. We are one of two parties opposing the grant of the Compugen Patent, which relates generally to PVRIG (an alternate name for CD112R) antibodies for use in treating cancer. In connection with the license agreement with GSK, GSK has assumed responsibility for this opposition. The oral proceedings are scheduled for July of 2023. Accordingly, final resolution of the opposition may be several years in the future.
In June 2021, we filed an opposition in the EPO, opposing the grant of European Patent No. EP 3153526B1 to INSERM (Institut National de la Santé et de la Recherche Médicale), or the INSERM Patent. We are one of four parties opposing the grant of the INSERM Patent, which relates generally to pharmaceutical compositions comprising anti-CD39 antibodies which inhibit activity of Treg for use in the treatment or prevention of cancers. We are currently awaiting a summons to oral proceedings. Accordingly, final resolution of the opposition may be several years in the future.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between April 19, 2018 and December 31, 2022, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on April 19, 2018 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on April 19, 2018 of $13.33 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
Stockholders
As of March 6, 2023, there were approximately 7 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Item 6. [Reserved]

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
Effective November 1, 2022, our Board of Directors approved a strategic decision to pause the internal clinical development of SRF617, a novel antibody targeting CD39, and focus resources on the advancement of our SRF388 and SRF114 programs, which we believe hold the greatest near-term potential to provide benefit to patients. We also implemented a corporate restructuring which reduced our workforce by approximately 20%. The majority of the personnel and program restructuring were completed during the fourth quarter of 2022. We recorded a charge in the fourth quarter of 2022 of $4.0 million, consisting of severance, benefits, outplacement services and costs associated with terminating contracts. As a result of the restructuring, we are actively pursuing partnership opportunities to advance our SRF617 program with third-party collaborators or partners.
We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including SRF388, SRF114, SRF617, NZV930 and GSK4381562, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis and license agreement with GSK and a debt financing. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $124.8 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $63.6 million and $78.5 million for the years ended December 31, 2022 and 2021, respectively. Our net income was $59.3 million for the year ended December 31, 2020. As of December 31, 2022 and 2021 we had an accumulated deficit of $204.3 million and $140.7 million, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of December 31, 2022 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2024, excluding any future milestone payments from Novartis or GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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

Through December 31, 2022, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer had any performance obligations under the Novartis Agreement. During the years ended December 31, 2022 and 2021 we did not recognize any revenue related to the Novartis Agreement. During the year ended December 31, 2020, we recognized revenue of $38.6 million related to the Novartis Agreement.
License Agreement with GSK
In December 2020, we entered into a license agreement with GSK, which was subsequently amended in August 2021 or, as amended, the GSK Agreement, under which we granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody GSK4381562, targeting CD112R, also known as PVRIG, or the Licensed Antibodies. GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing between us and GSK. Under the terms of the GSK Agreement, GSK is obligated to use commercially reasonable efforts to develop and commercialize the Licensed Antibodies. Pursuant to the August 2021 amendment to the GSK Agreement, we provided additional transition and supply services related to the development and manufacturing of the Licensed Antibodies.
Under the terms of the agreement, GSK made a one-time upfront payment of $85.0 million and was required to make additional payments to us for supply services and transition services of $4.5 million and $0.8 million, respectively. In March 2022, GSK initiated a Phase 1 clinical trial of GSK4381562 in patients with solid tumors, triggering a $30.0 million milestone payment. We are eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Such amount of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for GSK4381562.
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
In March 2022, GSK notified us it had dosed the first patient in their Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. We concluded the variable consideration associated with this milestone was no longer constrained and recognized $30.0 million in license-related revenue for the year ended December 31, 2022, as we had no further performance obligations associated with the milestone.
For the year ended December 31, 2022, we did not record license-related revenue related to the supply or transition services as our performance obligations under the GSK Agreement had ended. For the year ended December 31, 2021, we recognized $2.0 million of license-related revenue related to supply services and $0.7 million of license-related revenue related to the transition services. For the year ended December 31, 2020, we recognized $2.6 million of license-related revenue related to supply services and an immaterial amount of license-related revenue related to the transition services.
Through December 31, 2022, we have received $120.3 million from GSK in upfront payments, clinical milestones and reimbursement for the transition and supply services performed.

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
The following table summarizes our research and development expenses by program:

	Year ended December 31,
	2022	2021	2022 vs 2021

	(in thousands)
SRF388	16,945	13,834	3,111
SRF114	6,269	4,241	2,028
SRF617	15,834	12,243	3,591
GSK4381562 (formerly SRF813)	—	2,319	(2,319)
Other early-stage programs	415	507	(92)
Unallocated research and discovery expenses	27,540	20,428	7,112
Total research and development expenses	$67,003	$53,572	$13,431

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will decrease in the future as a result of the strategic decision to pause the SRF617 program as well as the reduction in headcount relating to the corporate restructuring announced in November 2022. This will be partially offset by increased clinical development costs as we advance our SRF388 Phase 2 clinical trials and SRF114 clinical development.
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
We anticipate that our general and administrative expenses will decrease in the future as a result of a reduction in headcount relating to the corporate restructuring announced in November 2022. This will be partially offset by increases in accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities as well as interest paid on the Loan Agreement.
Income Taxes
During the years ended December 31, 2022 and 2021, we did not record any income tax benefits for the net losses incurred or for the research and development tax credits generated in each year, as we believed, based upon the weight of available evidence, that it was more likely than not that all of the net operating loss carryforwards and tax credits will not be realized. During the year ended December 31, 2020, we did not record any income tax expense or benefit for the net income incurred, or for the research and development tax credits generated during the year, due to the utilization of net operating loss carryforwards and the uncertainty of realizing a benefit from the credits.

Results of Operations
Comparison of Years Ended December 31, 2022, and 2021
The following table summarizes our results of operations for the years ended December 31, 2022, and 2021, along with the changes in those items. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 2, 2022.

	Year ended December 31,
	2022	2021	2022 vs 2021

	(in thousands)
License-related revenue	$30,000	$2,687	$27,313
Operating expenses:
Research and development	67,003	53,572	13,431
General and administrative	24,866	25,128	(262)
Total operating expenses	91,869	78,700	13,169
Loss from operations	(61,869)	(76,013)	14,144
Interest and other income (expense), net	(1,717)	(2,472)	755
Net loss	$(63,586)	$(78,485)	$14,899
License-Related Revenue
During the year ended December 31, 2022 and 2021, we recognized revenue of $30.0 million and $2.7 million, respectively, related to the GSK Agreement. The increase in license-related revenue during the year ended December 31, 2022 was due to the achievement of a $30.0 million clinical milestone under the GSK Agreement as a result of the first patient dosed in GSK's Phase 1 study of GSK4381562 in patients with solid tumors in March 2022. This was compared to $2.0 million of license-related revenue recognized related to supply services and $0.7 million of license-related revenue recognized related to the transition services during the year ended December 31, 2021.
Research and Development Expenses

	Year Ended December 31,
	2022	2021	2022 vs 2021

	(in thousands)
Direct research and development expenses by program:
SRF388	16,945	13,834	3,111
SRF114	6,269	4,241	2,028
SRF617	15,834	12,243	3,591
GSK4381562 (formerly SRF813)	—	2,319	(2,319)
Other early-stage programs	415	507	(92)
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	18,487	13,047	5,440
Facility related and other	9,053	7,381	1,672
Total research and development expenses	$67,003	$53,572	$13,431
Research and development expenses were $67.0 million for the year ended December 31, 2022, compared to $53.6 million for the year ended December 31, 2021. The increase of $13.4 million was primarily due to increases of $3.1 million in external costs for our SRF388 program, $2.0 million in external costs for our SRF114 program, $3.6 million in external costs for our SRF617 program and $7.1 million for research and discovery and unallocated expenses, which were partially offset by decreases of $2.3 million in external costs for the GSK4381562 program and $0.1 million in external costs for our other early-stage programs.
The increase in research and development expenses for our SRF388 program was primarily due to continued enrollment in our Phase 1 dose escalation trial and advancement into a Phase 2 trial in 2022.

The increase in research and development expenses for our SRF114 program was primarily due to increased expenses relating to IND-enabling activities and manufacturing, as well as startup costs for our Phase 1/2 clinical trial.
The increase in research and development expenses for our SRF617 program was primarily due to increased manufacturing costs incurred in 2022, which were partially offset by slower enrollment in our Phase 1/1b and Phase 2 trials in 2022.
The decrease in research and development expenses for the GSK4381562 program was primarily due to the transfer of responsibility for development of this program to GSK as part of the GSK Agreement.
The increase in research and discovery and unallocated expenses was primarily due to increased salaries and bonus as a result of increased headcount, increased consulting and contractor expenses and severance relating to our corporate restructuring in November 2022.
General and Administrative Expenses
General and administrative expenses were $24.9 million for the year ended December 31, 2022, compared to $25.1 million for the year ended December 31, 2021. The decrease of $0.3 million was primarily due to a decrease in employee related expenses as well as legal and professional fees. This was partially offset by increases in severance relating to our corporate restructuring in November 2022.
Interest and Other Income (Expense), Net
Interest and other income (expense) was approximately $(1.7) million and $(2.5) million during the years ended December 31, 2022, and 2021, respectively, primarily due to interest expense related to our Loan Agreement with K2 HealthVentures LLC offset by interest income on invested balances of our cash, cash equivalents and marketable securities.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreement with Novartis and license agreement with GSK. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis and our license agreement with GSK, and a debt financing. Through December 31, 2022, we had received gross proceeds of $247.3 million from public and private sales of our securities, $25.0 million from our loan and security agreement with K2 HealthVentures LLC, $150.0 million from the Novartis Agreement, and $120.3 million from the GSK Agreement.
In May 2020, we entered into a Capital on Demand™ Sales Agreement, or the 2020 Sales Agreement, with JonesTrading Institutional Services to issue and sell up to $50.0 million in shares of our common stock, from time to time. Since May 2020, we have sold 2,303,545 shares of common stock at-the-market under the 2020 Sales Agreement for net proceeds of $19.5 million. As of August 2021, we had closed the 2020 ATM Facility.
In August 2021, we entered into an amendment to the 2020 Sales Agreement, or the Amended Sales Agreement, with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80.0 million in shares of our common stock from time to time. As of December 31, 2022, we have sold 14,611,756 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $41.4 million.
Effective November 1, 2022, our Board of Directors approved a corporate restructuring to pause the internal clinical development of SRF617 and focus resources on the advancement of our SRF388 and SRF114 programs. We recorded a charge of $4.0 million in the fourth quarter of 2022, consisting of severance, benefits, outplacement services and costs associated with terminating contracts.
As of December 31, 2022, we had cash, cash equivalents and marketable securities of $124.8 million.

Effects of Inflation
We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to conduct clinical trials and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.
Future Funding Requirements
We expect our expenses will decrease in the future as a result of the corporate restructuring and strategic decision to pause the SRF617 program announced in November 2022. This will be partially offset by increased clinical development costs as we advance our SRF388 Phase 2 clinical trials and SRF114 clinical development. Additionally, we expect to continue to incur additional costs associated with operating as a public company.
We believe that our existing cash, cash equivalents, and marketable securities, as of March 9, 2023, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2024, excluding any future milestone payments from Novartis or GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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
Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(59,552)	$(62,344)
Investing activities	22,757	(99,252)
Financing activities	31,660	42,500
Net decrease in cash and cash equivalents and restricted cash	$(5,135)	$(119,096)

Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was $59.6 million, primarily due to our net loss of $63.6 million and net cash used in our operating assets and liabilities of $7.6 million, which was partially offset by non-cash charges of $11.6 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $3.0 million decrease in accrued expenses and other current liabilities, a $2.6 million decrease in our lease liability, a $1.1 million increase in prepaid expenses and other current assets and a $1.3 million decrease in accounts payable. The decrease in accrued expenses and other current liabilities was primarily due to decreases in accrued manufacturing costs and professional fees offset by an increase in accrued severance. The decrease in our lease liability is a result of rental payments made on our operating leases in 2022. The increase in prepaid expenses and other current assets is due to prepayments made to our vendors associated with initiating the Phase 1/2 clinical trial for SRF114.
During the year ended December 31, 2021, net cash used in operating activities was $62.3 million, primarily due to our net loss of $78.5 million, which was partially offset by non-cash charges of $14.0 million and net cash provided by our operating assets and liabilities of $2.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $2.3 million increase in accrued expenses and other current liabilities, a $0.5 million decrease in unbilled receivables, and a $2.2 million decrease in our lease liability, and a $1.7 million decrease in prepaid expenses and other current assets. The increase in accrued expenses and other current liabilities was primarily due to increases in R&D accruals associated with our clinical trials. The decrease in our lease liability is a result of rental payments made on our operating leases in 2021. The decrease in unbilled receivables is a result of the completion of our performance obligations under the GSK Agreement in December 2021.
Investing Activities
During the year ended December 31, 2022, net cash provided by investing activities was $22.8 million, primarily due to $63.4 million in proceeds from sales or maturities of marketable securities, which was partially offset by purchases of marketable securities of $40.2 million and purchases of property and equipment of 0.5 million.
During the year ended December 31, 2021, net cash used in investing activities was $99.3 million, primarily due to purchases of marketable securities of $111.6 million and purchases of property and equipment of $0.1 million. This was partially offset by $12.5 million in proceeds from sales or maturities of marketable securities.

Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $31.7 million, consisting of proceeds of $31.4 million received from issuance of our shares of common stock at-the-market under the 2021 ATM Facility and proceeds from employee stock purchases of $0.3 million.
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
iii. determine the transaction price;
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
All of our revenues to date have been generated through our collaboration agreement with Novartis and license agreement with GSK. See Note 8, “Collaboration and License Agreements” for additional details regarding our collaboration agreement and license agreement.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our cash, cash equivalents and marketable securities as of December 31, 2022 consisted of cash and investments in money market funds, U.S. Treasury notes, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates, which have risen in the past few months and may continue to rise; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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
b.Management's Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2022.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation.
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accounting Fees and Services.
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

10.11#
2021 Inducement Plan and form of award agreement thereunder (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2022 (File No. 001-38459) and incorporated herein by reference)

10.12#
Employment Agreement between Vito J. Palombella, Ph.D. and the Company, dated April 23, 2018 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.13#
Employment Agreement between Robert W. Ross, M.D. and the Company, dated April 23, 2018 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.14#
Employment Agreement between J. Jeffrey Goater and the Company, dated April 23, 2018 (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.15
Lease by and between the Company and BMR-Hampshire LLC, dated May 13, 2016, as amended on February 28, 2017 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.16
Second Amendment to Lease, dated May 22, 2018, by and between BMR-Hampshire LLC and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2018 (File No.001-3845) and incorporated herein by reference)

10.17†
Collaboration Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company, dated January 9, 2016, as amended on May 6, 2016, as further amended on July14, 2017, and as further amended on September 18, 2017 (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.18†
Amendment No. 4 to the Collaboration Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company, dated October 9, 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 001-38459) and incorporated herein by reference)

10.19†
Exclusive License Agreement between Harbour Antibodies B.V. and the Company, dated September 23, 2015, as amended on January 4, 2016 (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.20#
Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.21#
Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No. 333-223877) and incorporated herein by reference)

10.22†
First Amended and Restated Development and Option Agreement between Adimab, LLC and the Company, dated October 3, 2018 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 001-38459) and incorporated herein by reference)

10.23
Sublease Agreement by and between the Company and EQRx, Inc., dated December 16, 2019 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on March 10, 2020 (File No. 001-38459) and incorporated herein by reference)

10.24†
Loan and Security Agreement, dated November 22, 2019, by and among Surface Oncology, Inc., K2 HealthVentures, LLC and Ankura Trust Company, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2019 (File No. 001-38459) and incorporated herein by reference)

10.25†
First Amendment to Loan and Security Agreement, dated October 1, 2021, by and among the Company and, K2 HealthVentures LLC and Ankura Trust Company, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021 (File No. 001-38459) and incorporated herein by reference).

10.26
Second Amendment to Loan and Security Agreement, dated September 21, 2022, by and between Surface Oncology, Inc. and K2 HealthVentures LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022 (File No. 001-38459) and incorporated herein by reference)

Exhibit Number	Description

10.27#
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

10.29#
Amended and Restated Employment Agreement, dated April 26, 2021, by and between Jessica Fees and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021 (File No. 001-38495) and incorporated herein by reference)

10.30†
License Agreement, dated as of December 16, 2020, by and between the Company and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020 (File No. 001-38459) and incorporated herein by reference)

10.31†
Amendment No. 1, dated as of August 11, 2021, to License Agreement, dated as of December 16, 2020, by and between the Company and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021 (File No. 001-38459) and incorporated herein by reference)

10.32†
Exclusive Product License Agreement, dated March 23, 2021, by and between Vaccinex, Inc. and the Company (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2021 (File No. 001-38459) and incorporated herein by reference)

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on March 23, 2018 (File No.333-223877) and incorporated herein by reference)

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer a Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.
†	Confidential treatment obtained as to certain portions.
#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K
Item 16. Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Surface Oncology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Surface Oncology, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
March 9, 2023

We have served as the Company's auditor since 2016.

SURFACE ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$50,910	$56,045
Marketable securities	73,913	98,104
Prepaid expenses and other current assets	4,317	3,197
Total current assets	129,140	157,346
Property and equipment, net	4,866	5,651
Operating lease right-of-use asset	24,307	25,870
Restricted cash	1,595	1,595
Other assets	2	385
Total assets	$159,910	$190,847
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$256	$1,550
Accrued expenses and other current liabilities	10,214	13,089
Operating lease liability	5,790	5,384
Total current liabilities	16,260	20,023
Operating lease liability, non-current	24,662	26,909
Convertible note payable, non-current	25,585	25,015
Total liabilities	66,507	71,947
Commitments and contingencies (Notes 13 and 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 authorized at December 31, 2022 and December 31, 2021; 60,578,956 and 46,958,776 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	298,741	259,859
Accumulated other comprehensive loss	(1,015)	(221)
Accumulated deficit	(204,329)	(140,743)
Total stockholders’ equity	93,403	118,900
Total liabilities and stockholders’ equity	$159,910	$190,847

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue - related party	$—	$—	$38,592
License-related revenue	30,000	2,687	87,570
Total revenue	$30,000	$2,687	$126,162
Operating expenses:
Research and development	67,003	53,572	41,018
General and administrative	24,866	25,128	23,558
Total operating expenses	91,869	78,700	64,576
Income (loss) from operations	(61,869)	(76,013)	61,586
Interest expense	(3,146)	(2,546)	(2,855)
Other income, net	1,429	74	606
Net income (loss)	(63,586)	(78,485)	59,337
Net income (loss) per share—basic	$(1.14)	$(1.77)	$1.67
Weighted average common shares outstanding—basic	55,761,386	44,243,317	35,545,121
Net income (loss) per share—diluted	$(1.14)	$(1.77)	$1.57
Weighted average common shares outstanding—diluted	55,761,386	44,243,317	38,141,793
Comprehensive income (loss):
Net income (loss)	$(63,586)	$(78,485)	$59,337
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(794)	(221)	(103)
Comprehensive income (loss)	$(64,380)	$(78,706)	$59,234
The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2019	27,893,337	3	178,155	103	(121,595)	56,666
Issuance of common stock upon exercise of stock options	223,895	—	802	—	—	802
Issuance of common stock under stock purchase plan	89,172	—	194	—	—	194
Issuance of common stock upon public offering, net of issuance costs	11,218,593	1	29,085	—	—	29,086
Issuance of common stock upon conversion of convertible note payable	1,282,050	—	2,000	—	—	2,000
Stock-based compensation expense	—	—	7,765	—	—	7,765
Unrealized loss on marketable securities	—	—	—	(103)	—	(103)
Net income	—	—	—	—	59,337	59,337
Balances at December 31, 2020	40,707,047	4	218,001	—	(62,258)	155,747
Issuance of common stock upon exercise of stock options	508,720	—	2,022	—	—	2,022
Issuance of common stock upon vesting of RSUs	997,400	—	—	—	—	—
Issuance of common stock under stock purchase plan	46,899	—	266	—	—	266
Issuance of common stock upon public offering, net of issuance costs	3,737,172	1	29,524	—	—	29,525
Issuance of common stock upon conversion of convertible note payable	961,538	—	1,500	—	—	1,500
Stock-based compensation expense	—	—	8,546	—	—	8,546
Unrealized loss on marketable securities	—	—	—	(221)	—	(221)
Net loss	—	—	—	—	(78,485)	(78,485)
Balances at December 31, 2021	46,958,776	5	259,859	(221)	(140,743)	118,900
Issuance of common stock upon exercise of stock options	9,343	—	11	—	—	11
Issuance of common stock upon vesting of RSUs	284,400	—	—	—	—	—
Issuance of common stock under stock purchase plan	148,308	—	273	—	—	273
Issuance of common stock upon public offering, net of issuance costs	13,178,129	1	31,375	—	—	31,376
Stock-based compensation expense	—	—	7,223	—	—	7,223
Unrealized loss on marketable securities	—	—	—	(794)	—	(794)
Net loss	—	—	—	—	(63,586)	(63,586)
Balances at December 31, 2022	60,578,956	$6	$298,741	$(1,015)	$(204,329)	$93,403

The accompanying notes are an integral part of these consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share amounts)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(63,586)	$(78,485)	$59,337
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,368	1,569	1,670
Stock-based compensation expense	7,223	8,546	7,765
Non-cash interest expense related to note payable	570	1,069	1,650
Net amortization of premiums and discounts on marketable securities	143	807	(47)
Loss on disposal of property and equipment	—	—	1
Non-cash operating lease cost	2,318	2,041	1,950
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,120)	1,653	(32)
Unbilled receivable	—	518	(2,571)
Other assets	383	74	(431)
Accounts payable	(1,301)	(226)	(2,716)
Accrued expenses and other current liabilities	(2,954)	2,307	2,436
Operating lease liability	(2,596)	(2,217)	(423)
Deferred revenue - related party	—	—	(38,592)
Net cash provided by (used in) operating activities	(59,552)	(62,344)	29,997
Cash flows from investing activities:
Purchases of property and equipment	(497)	(120)	(43)
Purchases of marketable securities	(40,191)	(111,632)	(650)
Proceeds from sales or maturities of marketable securities	63,445	12,500	59,000
Net cash provided by (used in) investing activities	22,757	(99,252)	58,307
Cash flows from financing activities:
Proceeds from issuance of convertible note payable, net of issuance costs	—	10,687	10,000
Proceeds for issuance of common stock, net	31,376	29,525	29,086
Proceeds from employee stock purchases	273	266	194
Proceeds from exercise of stock options	11	2,022	802
Net cash provided by financing activities	31,660	42,500	40,082
Net increase (decrease) in cash and cash equivalents and restricted cash	(5,135)	(119,096)	128,386
Cash and cash equivalents and restricted cash at beginning of period	57,640	176,736	48,350
Cash and cash equivalents and restricted cash at end of period	$52,505	$57,640	$176,736
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,476	$1,406	$1,052
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$86	$436	$1,006
Additional right-of-use asset and related lease liability	$755	$—	$15,003
Conversion of note payable into shares of common stock	$—	$1,500	$2,000

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
On May 22, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “2020 Sales Agreement”) with JonesTrading to issue and sell shares of the Company’s common stock of up to $50,000 in gross proceeds, from time to time during the term of the 2020 Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s agent and/or principal (the “2020 ATM Facility”). The 2020 ATM Facility provides that JonesTrading will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2020 ATM Facility. The Company has no obligation to sell any shares under the 2020 ATM Facility and may, at any time, suspend solicitation and offers under the 2020 Sales Agreement. As of December 31, 2022, the Company has sold 2,303,545 shares of common stock at-the-market under the 2020 ATM Facility for net proceeds of $19,479. As of August 5, 2021, the Company had closed the 2020 ATM Facility.
On August 5, 2021, the Company entered into an amendment to the 2020 Sales Agreement (as amended, the “Amended Sales Agreement”) with JonesTrading, which amended the 2020 Sales Agreement to allow the issuance and sale of up to $80,000 in gross proceeds, from time to time during the term of the Amended Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s sales agent ("the 2021 ATM Facility"). The 2021 ATM Facility provides that JonesTrading will continue to be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2021 ATM Facility. The Company has no obligation to sell any shares under the Amended Sales Agreement and may, at any time, suspend solicitation and offers under the 2021 ATM Facility. As of December 31, 2022, the Company has sold 14,611,756 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $41,421.
Effective November 1, 2022, the Company's Board of Directors approved a strategic decision to pause the internal clinical development of SRF617, a novel antibody targeting CD39, and focus resources on the advancement of its SRF388 and SRF114 programs, which the Company believes hold the greatest near-term potential to provide benefit to patients. The Company also implemented a corporate restructuring which reduced its workforce by approximately 20%. The majority of the personnel and program restructuring was completed during the fourth quarter of 2022. The Company recorded a charge in the fourth quarter of 2022 of $4,000, consisting of severance, benefits, outplacement services and costs associated with terminating contracts. As a result of the restructuring, the Company is actively pursuing partnership opportunities to advance its SRF617 program with third-party collaborators or partners.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis, a license agreement with GSK, and issuance of a debt facility with K2 Health Ventures. The Company has incurred losses and negative cash flows from operations since its inception, including net losses of $63,586 and $78,485 for the years ended December 31, 2022 and 2021, respectively. The Company earned income of 59,337 for the year ended December 31, 2020, primarily related to revenue recognized under the GSK Agreement. As of December 31, 2022 and 2021, the Company had an accumulated deficit of $204,329 and $140,743, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of March 9, 2023, the issuance date of the consolidated financial statements for the year ended December 31, 2022, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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
Restricted Cash
At December 31, 2022 and 2021, restricted cash consisted of cash deposited in a separate bank account as collateral for the Company’s facilities lease obligations. At December 31, 2022 and 2021, $1,595 of restricted cash was classified as non-current.
Concentration of Credit Risk and of Significant Suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. The Company maintains its cash, cash equivalents, and marketable securities at two accredited financial institutions in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
iii.determine the transaction price;
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
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including the assumed conversion of the Company’s convertible note payable and outstanding options to purchase common stock, except where the results would be anti-dilutive. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effective of the conversion of the convertible note payable and outstanding options to purchase common stock. In the diluted net income (loss) per share calculation, net income (loss) would also be adjusted for the elimination of interest expense on the convertible note payable (which includes amortization of the discount created for the beneficial conversion feature), if the impact was not anti-dilutive. For the purpose of this calculation, outstanding options to purchase common stock or redeemable convertible preferred stock are considered potential dilutive common shares.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.Marketable Securities
As of December 31, 2022, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$50,080	$1	$(714)	$49,367
U.S. government agency bonds	10,957	—	(184)	$10,773
Corporate bonds	$13,891	$—	$(118)	$13,773
	$74,928	$1	$(1,016)	$73,913
The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2022
	Amortized Cost	Fair Value
Maturing in one year or less	$73,446	$72,453
Maturing in more than one year	1,482	$1,460
	$74,928	$73,913
As of December 31, 2021, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$77,550	$—	$(188)	$77,362
U.S. government agency bonds	20,775	—	(33)	$20,742
	$98,325	$—	$(221)	$98,104
The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Maturing in one year or less	$60,462	$60,406
Maturing in more than one year	37,863	$37,698
	$98,325	$98,104
The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the years ended December 31, 2022 and 2021, there were no realized losses on sales of marketable securities. During the year ended December 31, 2020 the realized gain on sales of marketable securities was $12. There were no marketable securities that required adjustment for other-than-temporary declines in fair value during the years ended December 31, 2022, 2021, and 2020.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
There were 20 securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022 was $34,079. There were no securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2021. There were 18 securities held in an unrealized loss position for more than twelve months as of December 31, 2022. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022 was $36,857.There were no securities held in an unrealized loss position for more than twelve months as of December 31, 2021. The Company has the intent and ability to hold investments in an unrealized loss position until recovery, which may be at maturity. The Company determined it is more likely than not it would not be required to sell these securities before recovery of their amortized cost. As a result, the Company determined it did not hold any investments with an other-than-temporary decline in fair value as of December 31, 2022 and 2021.

4.Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$31,189	$—	$—	$31,189
Marketable securities:
U.S. Treasury notes	—	49,367	—	49,367
U.S. government agency bonds	—	10,773	—	10,773
Corporate bonds	$—	$13,773	$—	13,773
	$31,189	$73,913	$—	$105,102

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,309	$—	$—	$20,309
Marketable securities:
U.S. Treasury notes	—	77,362	—	77,362
U.S. government agency bonds	—	20,742	—	20,742
	$20,309	$98,104	$—	$118,413

As of December 31, 2022 and 2021, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. As of December 31, 2022, the Company’s marketable securities consisted of U.S. Treasury notes, U.S. government agency bonds and corporate bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. Treasury notes, U.S. government agency bonds and corporate bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
5.Property and Equipment, Net
Property and equipment, net consisted of the following:

	Year Ended December 31,
	2022	2021
Laboratory equipment	$3,982	$3,653
Leasehold improvements	7,655	7,638
Computer equipment	1,069	702
Furniture and office equipment	1,074	1,074
Construction in process	203	337
	13,983	13,404
Less: Accumulated depreciation and amortization	(9,117)	(7,753)
	$4,866	$5,651

For the years ended December 31, 2022, 2021, and 2020 depreciation and amortization expense was $1,368, $1,569, and $1,670 respectively.
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	Year Ended December 31,
	2022	2021
Prepaid expenses	$4,120	$2,432
Unbilled receivable	—	518
Interest receivable on marketable securities	197	247
	$4,317	$3,197

7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	Year Ended December 31,
	2022	2021
Accrued external research and development costs	$2,219	$5,316
Accrued payroll and payroll-related costs	5,347	4,180
Accrued professional fees	502	355
Other	2,146	3,238
	$10,214	$13,089

16

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8.Collaboration and License Agreements
Novartis Agreement
In January 2016, the Company entered into a collaboration agreement with Novartis, which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 ("CD73"). In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing and commercialization rights, pursuant to which, Novartis initially had the right to exercise up to three purchased Options. Accordingly, Novartis had the ability to exclusively license the development, manufacturing and commercial rights for up to four targets (inclusive of CD73). As of December 31, 2022, the Company had received an aggregate of $150,000 from Novartis in upfront payments, milestone payments and option purchase payments. As of January 2020, there were no Options remaining for purchase and exercise, and accordingly, the Company’s performance obligations under the Novartis Agreement ended. Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325,000 and sales milestones of $200,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formerly SRF373). Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the Novartis Agreement.
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
For the years ended December 31, 2022, 2021, and 2020, the Company recognized the following totals of collaboration revenue – related party:

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue - related party	$—	$—	$38,592

As there are no Options remaining eligible for purchase and exercise, the Company's performance obligations under the Novartis Agreement have ended.
GSK Agreement
In December 2020, the Company entered into a license agreement with GSK, which was subsequently amended in August 2021 (as amended, the “GSK Agreement”). Pursuant to the GSK Agreement, the Company granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody GSK4381562 (formerly SRF813), targeting CD112R, also known as PVRIG (the “Licensed Antibodies”). GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing between the Company and GSK. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee. Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85,000 and was required to make additional payments to the Company for supply services and transition services initially estimated to be $4,314 and $950, respectively. In November 2021, GSK notified the Company it received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial, and as a result, the Company’s performance obligations under the GSK Agreement ended. In March 2022, the Company earned a $30,000 milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. The Company is eligible to receive up to $60,000 in additional clinical milestones and $155,000 in regulatory milestones. In addition, the Company may receive up to $485,000 in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Company assessed the GSK Agreement in accordance with ASC 606 and concluded that GSK is a customer. The Company identified the following promises under the contract: (i) a worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supplying Licensed Antibodies until an investigational new drug ("IND") application is accepted by a regulatory authority (iii) transition services until an IND application is accepted by a regulatory authority; and (iv) participation on the joint development and joint patent committees. The Company assessed the above promises and determined that the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies is considered functional intellectual property and distinct from other promises under the contract. This functional license is distinct in the context of the GSK Agreement as GSK can benefit from the license on its own or together with other readily available resources. In addition, the supply and transition services are not complex or specialized, could be performed by another qualified third party, are not expected to significantly modify or customize the license to GSK4381562, and are expected to be performed only for a short period of time. The Company determined that the impact of participation on the joint development and joint patent committees was insignificant and had an immaterial impact on the accounting model. Based on these assessments, the Company identified three distinct performance obligations at the outset of the GSK Agreement.
The Company determined the transaction price of the GSK Agreement, under ASC 606 to be $90,286, consisting of the upfront payment of $85,000 plus $4,524 for supply of the Licensed Antibodies and $762 for the transition services. The Company evaluated how much variable consideration related to clinical and regulatory milestones to include in the transaction price using the most likely amount approach and concluded that no amount should be included in the transaction price due to the high degree of uncertainty and risk associated with these potential payments. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an IND is accepted by a regulatory authority; and (iii) transition services until an IND application is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognized revenue for the license performance obligation upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license-related revenue during the year ended December 31, 2020. The Company recognized the costs allocated to supply services and transition services over time as the Company transferred control of these services and GSK received and consumed the benefit as the Company performed the services. The Company re-evaluated the transaction price at the end of each reporting period and as uncertain events were resolved, or other changes in circumstances occurred adjusted its estimate of the transaction price as necessary.
In November 2021, GSK notified the Company it received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and, as a result, the Company's performance obligations under the GSK Agreement ended. The transition and supply services were completed in November 2021.
In March 2022, GSK notified the Company it had dosed the first patient in its Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. The Company concluded the variable consideration associated with this milestone was no longer constrained and recognized $30,000 in license-related revenue for the year ended December 31, 2022, as it had no further performance obligations associated with the milestone.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
For the years ended December 31, 2022, 2021, and 2020, the Company recognized the following totals of license-related revenue:

	Year Ended December 31,
	2022	2021	2020
License-related revenue	$30,000	$2,687	$87,570

9.Stockholders’ Equity
Common Stock
As of December 31, 2022 and 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through December 31, 2022.
As of December 31, 2022 and 2021, the Company had reserved 23,936,163 and 32,934,776 shares, respectively, of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, shares to be issued under the 2021 ATM Facility, shares to be issued upon the conversion of the Loan Agreement, as amended (defined below), and the number of shares remaining available for future grant under the Company’s 2018 Stock Option and Incentive Plan, 2021 Inducement Plan and 2018 Employee Stock Purchase Plan.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock:

	As of December 31,
	2022	2021
Options to purchase common stock - 2018 Plan	8,233,330	7,057,258
Shares available for future grant - 2018 Plan	806,429	783,873
Options to purchase common stock - Inducement Plan	210,400	—
Shares available for future grant - Inducement Plan	389,600	—
RSU's issued and expecting to vest	385,980	—
2018 Employee Stock Purchase Plan	1,405,755	1,084,476
Shares available for conversion of note payable	2,506,306	832,677
Shares available for ATM offering	9,998,363	23,176,492
Total reserved	23,936,163	32,934,776

In August 2021, the Company entered into the Amended Sales Agreement with JonesTrading, which amended the 2020 Sales Agreement to issue and sell up to $80,000 in shares of the Company's common stock from time to time. As of December 31, 2022, the Company has sold 14,611,756 shares of common stock at-the-market under the 2021 ATM Facility for net proceeds of $41,421.

In May 2020, the Company entered into the 2020 Sales Agreement with JonesTrading to issue and sell shares up to $50,000 in shares of the Company's common stock from time to time. As of December 31, 2022, the Company has sold 2,303,545 shares of common stock at-the-market under the 2020 ATM Facility for net proceeds of $19,479. As of August 2021, the Company had closed the 2020 ATM Facility.

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
As of December 31, 2022 and 2021 all remaining shares available under the 2014 Plan were transferred to the 2018 Plan.
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
As of December 31, 2022 and 2021, 806,429 shares and 783,873 shares were available for future issuance under the 2018 Plan, respectively.
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
Stock Option Valuation
The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.94%	0.89%	1.29%
Expected term (in years)	5.96	5.96	5.99
Expected volatility	76.79%	83.87%	71.34%
Expected dividend yield	—%	—%	—%

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Stock Options
The following table summarizes the Company’s stock option activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in years)
Outstanding as of December 31, 2021	7,057,258	$6.59	6.98	$4,678
Granted	2,112,300	3.42
Exercised	(9,343)	1.18
Forfeited	(926,885)	6.95
Outstanding as of December 31, 2022	8,233,330	$5.74	6.68	$159
Options exercisable at December 31, 2022	5,622,263	$5.98	5.75	$159
Vested and expected to vest at December 31, 2022	8,233,330	$5.74	6.68	$159

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2022 and 2021, was $2.28 and $6.41, respectively.
The aggregate fair value of stock options vested during the years ended December 31, 2022 and 2021, was $7,193 and $10,864, respectively.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $7, $1,887, and $735 respectively.
As of December 31, 2022, and 2021, there were outstanding stock options held by non-employees for the purchase of 260,570 and 276,570 shares of common stock, respectively, with service-based vesting conditions.
2021 Inducement Plan
In December 2021, the Company adopted the Company’s 2021 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 600,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4)) of the Marketplace Rules of the Nasdaq Stock Market, Inc. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table summarizes the Company’s stock option under the Inducement Plan activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in years)
Outstanding as of December 31, 2021	—	$—	0	$—
Granted	371,600	2.66
Exercised	—	—
Forfeited	(161,200)	2.73
Outstanding as of December 31, 2022	210,400	$2.61	9.36	$—
Options exercisable at December 31, 2022	—	$—	0	$—
Vested and expected to vest at December 31, 2022	210,400	$2.61	9.36	$—
The weighted average grant-date fair value per share of stock options granted under the Inducement Plan during the year ended December 31, 2022 was $1.80. As of December 31, 2022, 389,600 shares were available for future issuance under the Inducement Plan.
2018 Employee Stock Purchase Plan
On April 3, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 18, 2018, the date on which the registration statement for the Company’s initial public offering was declared effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of December 31, 2022, a total of 1,405,755 shares of common stock were reserved for issuance under this plan.
For the years ended December 31, 2022 and 2021, the Company issued 148,308 and 46,899 shares of common stock, respectively, under the ESPP.
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
The table below summarizes the Company’s restricted stock unit activity since December 31, 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2021	—	$—
Granted	732,000	3.64
Vested	(284,400)	3.64
Forfeited	(61,620)	3.64
Unvested restricted stock units as of December 31, 2022	385,980	$3.64

The expense related to RSUs granted to employees was $1,620, $1,103 and $2,097 for the years ended December 31, 2022, 2021 and 2020. The aggregate intrinsic value of RSUs vested in the year ended December 31, 2022 was $466.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
At December 31, 2022, there was $820 unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 0.58 years.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options, restricted stock awards, and the ESPP in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2022	2021	2020
Research and development expenses	$2,630	$2,431	$2,826
General and administrative expenses	4,593	6,115	4,939
	$7,223	$8,546	$7,765

As of December 31, 2022, the Company had an aggregate of $10,198 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.58 years.

11.Debt
On November 22, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (the “Lender” or "K2HV"). The Lender agreed to make available to the Company term loans in an aggregate principal amount of up to $25,000 under the Loan Agreement. On October 1, 2021, the Company entered into a first amendment to the Loan Agreement with the Lender (as amended, the “First Loan Amendment”). On September 21, 2022, the Company entered into a second amendment to the Loan Agreement. with the Lender (as further amended, the “Second Loan Amendment”). The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes.
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
Borrowings under all three tranches of the term loan facility bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (A) the greater of (x) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) or (y) 3.25%, plus (B) 5.25%. As of December 31, 2022, the interest rate was increased to 12.75%. Under the First Loan Amendment, the Company is permitted to make interest-only payments on the outstanding principal balance of the term loan for approximately eighteen months following the funding date. The interest-only period could have been extended by an additional nine months, subject to the Company raising net cash proceeds from financing activities (including without limitation sales of the Company's securities and up-front or milestone payments pursuant to existing or new strategic partnerships), in an aggregate amount of at least $100,000. The term of the loan facility is 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.
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
In September 2022, the Company entered into the Second Loan Amendment. Under the Second Loan Amendment, the loan facility continues to carry a 48-month term with interest only payments extended for ten months, ending on February 1, 2024. In addition, the Lender may, at its option, elect to convert any portion of no more than $4,500 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of (i) with respect to the first $500 converted, $1.56 per share and (ii) with respect to any additional amounts converted in excess of $500, $1.83 per share. The effective interest rate of the term loan as of December 31, 2022 is 15.47%.
The Second Loan Amendment was accounted for as a debt modification. The financing costs were immaterial. The Company recorded interest expense related to the loan facility of $3,146, $2,546, and $2,745 for the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of the loan at December 31, 2022 approximates its face amount.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Future principal debt payments on the loan payable are as follows (in thousands):

December 31, 2022
2023	$—
2024	12,367
2025	12,633
Total principal payments	25,000
Final fee due in 2023	779
Final fee due at maturity in 2025	1,063
Total principal payments and final fee	26,842
Unamortized debt discount and final fee	1,257
Note payable	$25,585

12.Net Income (Loss) per Share
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2022	2021	2020

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(63,586)	$(78,485)	$59,337
Denominator:
Weighted average commons shares outstanding—basic	55,761,386	44,243,317	35,545,121
Net income (loss) per share—basic	$(1.14)	$(1.77)	$1.67

Diluted net income (loss) per share:
Numerator:
Net income (loss) - basic	$(63,586)	$(78,485)	$59,337
Interest expense on convertible note payable	—	—	395
Net income (loss) - diluted	$(63,586)	$(78,485)	$59,732
Denominator:
Weighted average commons shares outstanding—basic	55,761,386	44,243,317	35,545,121
Shares issuable upon conversion of convertible notes, as if converted	—	—	1,282,052
Dilutive effect of restricted stock units	—	—	557,402
Dilutive effect of common stock equivalents	—	—	757,218
Weighted average commons shares outstanding—diluted	55,761,386	44,243,317	38,141,793
Net income (loss) per share—diluted	$(1.14)	$(1.77)	$1.57

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share for the years ended December 31, 2022 and 2021, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Stock Options to purchase common stock - 2018 Plan	8,233,330	7,057,258
Stock Options to purchase common stock - Inducement Plan	210,400	—
Shares to be issued under the ESPP	1,405,755	1,084,476
RSUs issued and expected to vest	385,980	—
Shares available from conversion of note payable	2,506,306	832,677

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
During the year ended December 31, 2022, the Company did not recognize research and development expense under the A&R Adimab Agreement. During the years ended December 31, 2021 and 2020, the Company recognized research and development expense under the agreement of $3,000, and $3,092, respectively.
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
During the years ended December 31, 2022, 2021 and 2020, the Company recognized research and development expense under the MSK Agreement of $200 and $50 and $50, respectively .
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
Under the Vaccinex License Agreement, the Company is obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Licensed Product and have the sole right to develop, manufacture and commercialize the licensed products worldwide. The Company is responsible for all costs and expenses of such development, manufacturing and commercialization. Pursuant to the Vaccinex License Agreement, the Company paid Vaccinex a one-time fee of $850. Vaccinex is eligible to receive up to an aggregate of $3,500 based on achievement of certain clinical milestones and up to an aggregate of $11,500 based on achievement of certain regulatory milestones per Licensed Product. The Company also owes low single digit royalties on global net sales of any approved Licensed Products. Commencing on the third anniversary of the date of the Vaccinex License Agreement and continuing until the first dosing of a Licensed Product in a clinical trial, the Company will be required to pay Vaccinex a nominal yearly maintenance fee.
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
During the years ended December 31, 2022 and 2021, the Company recognized research and development expense under the Vaccinex License Agreement of $500 and $850, respectively.

14.Income Taxes

	Year Ended December 31,
	2022	2021	2020
Income (loss) before taxes:
Domestic	$(63,586)	$(78,485)	$59,346
Foreign	—	—	—
Total income (loss) before income taxes	$(63,586)	$(78,485)	$59,346

Income Taxes
During the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. During the year ended December 31, 2020, the Company recorded no income tax expense or benefit for the net income incurred or for the research and development tax credits generated during the year due to the utilization of net operating loss carryforwards and the uncertainty of realizing a benefit from the credits.

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%	21.0%
State taxes, net of federal benefit	(5.6)%	(12.5)%	6.3%
Stock-based compensation	1.5%	0.2%	0.5%
Research and development tax credits	(6.7)%	(5.0)%	(3.2)%
Change in deferred tax asset valuation allowance	31.4%	38.1%	(24.5)%
Other	0.4%	0.2%	(0.1)%
Effective income tax rate	—%	—%	—%

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$30,531	$30,313
Research and development tax credit carryforwards	16,458	12,230
Intangible assets	1,841	1,812
Accrued expenses	1,065	1,422
Stock-based compensation	5,907	5,237
Lease liability	8,217	8,808
Interest expense	673	269
Capitalized R&D expenditures	14,739	—
Other	248	180
Total deferred tax assets	79,679	60,271
Valuation allowance	(72,203)	(51,957)
Deferred tax assets	7,476	8,314
Deferred tax liabilities:
Right-of-use asset	(6,559)	(7,056)
Depreciation	(895)	(1,150)
Beneficial conversion feature on convertible note payable	(22)	(32)
Other	—	(76)
Total deferred tax liabilities	(7,476)	(8,314)
Net deferred tax assets	$—	$—

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $93,815 and $92,735, respectively, and state net operating loss carryforwards of $155,946 and $155,989, respectively, available to reduce future income tax liabilities. As of December 31, 2022 and 2021, the Company also had federal research and development tax credit carryforwards of $13,382 and $9,747, respectively, and state research and development tax credit carryforwards of $3,819 and $3,067, respectively, available to reduce future income tax liabilities. The federal net operating loss carryforwards do not expire and the state net operating loss carryforwards begin to expire in 2039. The federal and state research and development tax credit carryforwards begin to expire in 2034 and 2032, respectively. The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and experimental (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year and resulted in the capitalization of R&D costs of $60,500. The Company is amortizing these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

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
As required by the provisions of ASC 740, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the level of historical U.S. losses, management has determined that it is “more-likely-than-not” that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes and, as a result, a full valuation allowance has been established at December 31, 2022 and 2021. The valuation allowance increase primarily relates to the Company's revenue recognition for tax purposes, and were as follows:

	Year Ended December 31,
	2022	2021	2020
Valuation allowance at beginning of year	$(51,957)	$(21,961)	$(36,535)
Increases recorded to income tax provision	(21,194)	(30,616)	(11,675)
Decreases recorded as a benefit to income tax provision	948	620	26,249
Valuation allowance at end of year	$(72,203)	$(51,957)	$(21,961)

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2022 and 2021. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open under statute from 2019 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits..

15.Leases

The Company leases real estate, primarily its corporate headquarters in Cambridge, Massachusetts. The Company’s leases have remaining terms ranging from 1 year to 7 years. Certain leases include options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that the renewal option related to its corporate headquarters would be exercised. However, for leases it determined the renewal option was probable to be exercised, the Company included the renewal period in the calculation of the operating lease right-of-use assets and operating lease liabilities. All of the Company’s leases qualify as operating leases. With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at either 7.0% or 10.5%, the Company’s incremental borrowing rates, over the expected term. The right-of-use asset is reduced by any lease incentives received and the legacy deferred rent balance.

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
In May 2018, the Company executed an amendment to lease an additional 33,529 square feet at 50 Hampshire Street in Cambridge, Massachusetts, with a 10-year term (“Expansion Space”). This additional space became available for occupancy on January 1, 2020 and rental payments related to the lease commenced in April 2020. In connection with this lease amendment, the Company was entitled to a landlord-provided tenant improvement allowance of up to $1,005 to be applied to the cost of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements and, as such, reflected the $1,005 lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date.
The components of the Company’s lease expense are as follows:

Lease Costs	Classification	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	R&D Expense	$2,121	$2,000	$2,111
	G&A Expense	3,261	3,353	3,292
Variable lease costs (1)	R&D Expense	648	641	585
	G&A Expense	1,144	1,112	1,169
Total lease cost		$7,174	$7,106	$7,157

Weighted-average remaining lease term (in months)		85.92	98.73	109.84
Weighted-average discount rate		10.5%	10.5%	10.5%

(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. Short term lease costs are immaterial.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $7,462 and $7,916 for the years ended December 31, 2022 and 2021.

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,
2023	$5,790
2024	5,630
2025	5,656
2026	5,782
2027	6,018
Thereafter	14,065
Total future lease payments	42,941
Less: Interest	(12,489)
Present value of future lease payments (lease liability)	$30,452

SURFACE ONCOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Future minimum lease payments for the Company’s operating leases as of December 31, 2021 were as follows:

Year Ending December 31,
2022	$5,385
2023	5,413
2024	5,533
2025	5,656
2026	5,782
Thereafter	20,083
$47,852

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
As of December 31, 2022, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2023	$2,566
2024	1,494
$4,060

In the years ended December 31, 2022, 2021 and 2020, the Company recognized sublease income of $3,335, $3,371 and $3,169, respectively.

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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that would have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2022.
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

17. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements. The Company matches 100% of employees’ contributions to the 401(k) Plan up to 3% of compensation and 50% of employees’ contributions to the 401(k) Plan for salary deferrals between 3% and 5% of compensation. The Company’s contributions made under the 401(k) Savings Plan for the years ended December 31, 2022, 2021, and 2020 totaled $670, $403, and $370, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 9, 2023	By:	/s/ Robert W. Ross, M.D.
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

Name	Title	Date

/s/ Robert W. Ross, M.D.	Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)	March 9, 2023
Robert W. Ross, M.D.

/s/ Jessica Fees	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2023
Jessica Fees

/s/ Denice Torres	Chair	March 9, 2023
Denice Torres

/s/ Carsten Brunn, Ph.D.	Director	March 9, 2023
Carsten Brunn

/s/ J. Jeffrey Goater	Director	March 9, 2023
J. Jeffrey Goater

/s/ David S. Grayzel, M.D.	Director	March 9, 2023
David S. Grayzel, M.D.

/s/ Benjamin Hickey	Director	March 9, 2023
Benjamin Hickey

/s/ Ramy Ibrahim M.D.	Director	March 9, 2023
Ramy Ibrahim M.D.

/s/ Armen B. Shanafelt, Ph.D.	Director	March 9, 2023
Armen B. Shanafelt, Ph.D.

/s/ Elliott Sigal, M.D., Ph.D.	Director	March 9, 2023
Elliott Sigal, M.D., Ph.D.

/s/ Laurie D. Stelzer	Director	March 9, 2023
Laurie D. Stelzer