Form 10-K/A
period 2022-12-31
Surface Oncology, Inc.
filed 2023-05-01
CIK 1718108

U
NITED STAT
E
S
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File
Number 001-38459

SURFACE ONCOLOGY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	46-5543980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 0 Hampshire Street , 8th Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(617) 714-4096
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.0001	SURF	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based c om
pensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
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
The number of shares of registrant’s Common Stock outstanding as of March 6, 2023 was 60,716,873.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts

EXPLANATORY NOTE
Surface Oncology, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “Original Form
10-K”),
filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023, only for the purpose of including the Part III information required under the instructions to Form
10-K
and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the omitted information to be incorporated in the Original Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
This Amendment No. 1 amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Original Form
10-K.
In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form
10-K
to the incorporation by reference of portions of our proxy statement into Part III of the Original Form
10-K.
No other Items of the Original Form
10-K
have been amended or revised in this Form
10-K/A,
and all such other Items shall be as set forth in the Original Form
10-K.
In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form
10-K
is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule
13a-14(a)
under the Exchange Act. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule
13a-14(b)
under the Exchange Act as no financial statements are included in this Amendment No. 1.
In addition, no other information has been updated for any subsequent events occurring after March 9, 2023, the date of the filing of the Original Form
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K
and our other filings made with the SEC subsequent to the filing of the Original Form
10-K.
Unless the context otherwise requires, references in this Amendment No. 1 to “Surface,” “Surface Oncology,” the “Company,” “we,” “our,” or “us” mean Surface Oncology, Inc., a Delaware corporation, and its consolidated subsidiaries.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About Our Directors

Our business and affairs are managed under the direction of our Board of Directors (the “Board of Directors”), which is currently comprised of 10 directors. Our Board of Directors is divided into three classes, with one class of our directors standing for election each year. The members of each class are elected to serve a three-year term with the term of office of each class ending in successive years.

The following table sets forth information concerning our directors as of April 10, 2023. The biographical description of each director includes the specific experience, qualifications, attributes and skills that the Board of Directors would expect to consider if it were making a conclusion currently as to whether such person should serve as a director.

CLASS I DIRECTORS
	AGE	DIRECTOR SINCE
J. Jeffrey Goater, M.B.A. has served as a member of our Board of Directors since February 2018 and was the Chair from April 2021 to December 2021. Mr. Goater is currently a Venture Partner at The Column Group, a position he has held since October 2021 and has been Interim Chief Executive Officer at Atavistik Bio since January 2022. Mr. Goater previously served as our Chief Executive Officer from February 2018 to March 2021, as our Secretary from February 2017 to September 2018, and as our Chief Business Officer from February 2017 to February 2018. Prior to Surface, Mr. Goater served as the Chief Financial Officer and held other senior business and finance positions at Voyager Therapeutics, Inc., from September 2013 to December 2016. Prior to that, he served as Vice President of Business Development at Synageva BioPharma Corp. (now Alexion Pharmaceuticals, Inc.), from April 2013 to July 2013, and prior to that, he worked as an investment banker at Evercore Partners Inc. (now Evercore Inc.), from April 2008 to April 2013, most recently as Managing Director. Prior to that, Mr. Goater worked as an equity research analyst at Cowen and Company, LLC, covering the biopharmaceutical sector, from August 2004 to March 2008. He served on the board of directors of two publicly traded biotechnology companies, Vaccinex, Inc. (Nasdaq: VCNX) from May 2013 to May 2022 and LogicBio Therapeutics (Nasdaq: LOGC) from December 2020 to November 2022, and he currently serves on the board of directors of private biotechnology companies Atavistik Bio, Judo Bio, Kallyope, Remix Therapeutics and Ribon Therapeutics. Mr. Goater received a B.A. in Biology, an M.S. in Pathology, an M.S. in Microbiology and Immunology, and an M.B.A. all from the University of Rochester. Our Board of Directors believes that Mr. Goater’s experience as our Chief Executive Officer, as well as his experience in the life science industry, qualifies him to serve on our Board of Directors.	47	February 2018

David S. Grayzel, M.D. is our co-founder and has served as a member of our Board of Directors since April 2014. Dr. Grayzel has also served as our Chief Executive Officer from April 2014 to May 2015, and Chair of our Board of Directors from April 2014 to January 2017. Dr. Grayzel has been a Partner at Atlas Venture Inc. since April 2014. Since joining Atlas Venture Inc. as a Managing Director in June 2010, Dr. Grayzel co-founded and served as Chief Executive Officer of Arteaus Therapeutics, LLC from June 2011 until it was acquired by Eli Lilly and Company in January 2014, and served as co-founder and Chief Executive Officer of Annovation Biopharma, Inc. from May 2011 until it was acquired by The Medicines Company in February 2015. He was a co-founder and member of the board of directors of Cadent Therapeutics, Inc. until it was acquired by Novartis in 2020, a founding board member of Delinia, Inc. from September 2015 until it was acquired by Celgene Corporation in January 2017, and is currently a board member of Affinia Therapeutics, Aerovate Therapeutics (Nasdaq: AVTE), Q32 Bio, Triana Therapeutics and Radera Biotherapeutics, and was previously a board observer at Day One Biopharmaceuticals (Nasdaq: DAWN). Dr. Grayzel was previously on the board of Xilio Therapeutics, Inc. (Nasdaq: XLO) from January 2018 to October 2021. Dr. Grayzel also serves on the board of Acera School, Inc. (The Massachusetts School for Science, Creativity, and Leadership). He serves as an advisor to Memorial Sloan Kettering Cancer Center’s Technology Development Fund. Dr. Grayzel received a B.A. in Psychology from Stanford University and an M.D. from Harvard Medical School and completed his internship and residency training in Internal Medicine at Massachusetts General Hospital. Our Board of Directors believes that Dr. Grayzel’s experience working with and serving on the Boards of Directors of life sciences companies and his experience working in the venture capital industry qualify him to serve on our Board of Directors.	55	April 2014

Ramy Ibrahim, M.D. has served as a member of our Board of Directors since September 2019. Dr. Ibrahim is currently the CEO of a privately held biotechnology company, a position he has held since September 2022. Previously, Dr. Ibrahim served as the Chief Medical Officer at Bit.bio from January 2021 to June 2022 and the Chief Medical Officer at Milky Way Advisors, Inc. from January 2020 to March 2023. He previously served as Chief Medical Officer and Vice President of Clinical Development at the Parker Institute for Cancer Immunotherapy from July 2016 until January 2021. Prior to the Parker Institute for Cancer Immunotherapy, he served as the Vice President of Clinical Development for Immuno-Oncology at AstraZeneca plc from February 2014 to July 2016. Prior to that, he served as the Senior Medical Director of Clinical Development Oncology at Medimmune, LLC from April 2011 to February 2014. Dr. Ibrahim also served as the Group Director of Oncology Global Clinical Research at Bristol-Myers Squibb Company from October 2005 to April 2011. Dr. Ibrahim also serves on the board of directors of 2seventy bio, Inc (Nasdaq: TSVT). and from January 2021 to October 2021 served on the board of directors at bluebird bio, Inc (Nasdaq: BLUE). Dr. Ibrahim is actively involved in global cancer immunotherapy networks such as the Society of Immunotherapy for Cancer (SITC) and ASCO. Dr. Ibrahim studied medicine and medical oncology at Cairo University then conducted clinical immunotherapy research at the cancer vaccine branch of the National Cancer Institute in Bethesda, Maryland. Our Board of Directors believes Dr. Ibrahim’s qualifications to serve as a member of our Board or Directors include his extensive experience in the pharmaceutical industry.	48	September 2019

CLASS II DIRECTORS
	AGE	DIRECTOR SINCE
Carsten Brunn, Ph.D. has served as a member of our board of directors since June 2022. Since December 2018, Dr. Brunn has been the Chief Executive Officer and member of the board of directors at Selecta Biosciences, Inc. (Nasdaq: SELB). Prior to joining Selecta Biosciences, Inc., Dr. Brunn was the President of Pharmaceuticals for the Americas Region and a member of the Global Pharmaceutical Executive Committee at Bayer AG, a pharmaceutical company, from January 2017 to November 2018. Previously, he served as President of Bayer Pharmaceuticals in Japan, a role he held from March 2013 to December 2016. He also served as the Chair of the European Federation of Pharmaceutical Industries and Associations (EFPIA) Japan, an organization representing innovative pharmaceutical companies in Japan. Dr. Brunn has held a number of senior leadership positions at Eli Lilly, Novartis, Basilea and Bausch and Lomb in Europe, Asia and the United States. He currently serves on the board of directors of the Biotechnology Innovation Organization (BIO). Dr. Brunn holds a Ph.D. in Chemistry from the University of Hamburg and a Master of Science in Pharmaceutical Sciences from the University of Freiburg. He also studied at the University of Washington under a research scholarship and completed his executive education at London Business School. Dr. Brunn’s experience as a senior executive of life sciences companies and knowledge of the pharmaceutical and biotechnology industries contributed to our Board’s conclusion that he should serve as a director of our Company.	52	June 2022

Benjamin Hickey, M.B.A. has served as a member of our Board of Directors since December 2021. Since January 2020, he has served as the Chief Commercial Officer of Mirati Therapeutics, where he oversees all aspects of global commercialization, including pricing and access, sales and marketing, medical affairs, portfolio planning and patient advocacy. Prior to Mirati, Mr. Hickey was Senior Vice President and Chief Commercial Officer at Halozyme Therapeutics, responsible for global commercial strategy for the company’s oncology portfolio from September 2018 to January 2020. He spent 17 years in roles of increasing responsibility at Bristol-Myers Squibb, including Vice President of Marketing, Immuno-Oncology, where he oversaw the commercialization of YERVOY® and OPDIVO®, from August 2014 to August 2016, and General Manager UK & Ireland from August 2016 to September 2018. Mr. Hickey received both his M.B.A. and bachelor’s degree in management from St. John’s University in New York. The Board believes Mr. Hickey’s extensive experience in the life science industry qualifies him to serve as a director of the Board.	48	December 2021

Robert W. Ross, M.D. has served as our Chief Executive Officer and member of our Board of Directors since April 2021. Dr. Ross previously served as our Chief Medical Officer from October 2016 to March 2021. Prior to Surface, Dr. Ross served as Head of Oncology at bluebird bio, Inc. from October 2015 to October 2016, Senior Vice President of Clinical Development and Pharmacovigilance from January 2015 to October 2016, and Vice President of Clinical Development from October 2012 to January 2015. Prior to that, he worked at Infinity Pharmaceuticals, Inc. from October 2007 to October 2012. Dr. Ross was a Fellow in Medical Oncology and a faculty member at the Dana Farber Cancer Institute from July 2003 to August 2007, and then maintained a clinical practice at Dana Farber Cancer Institute from August 2007 to October 2015. Dr. Ross currently serves on the board of directors of Xilio Therapeutics (Nasdaq: XLO) and Obsidian Therapeutics, a private biotechnology company. Dr. Ross received a B.S. in Biological Sciences and a B.A. in Philosophy from Stanford University, an M.S. in Medical Science as part of the Clinical Investigator Training Program from Harvard Medical School and an M.D. from Columbia University College of Physicians and Surgeons. He completed his residency training in Internal Medicine at the University of California, San Francisco. Our Board of Directors believes that Dr. Ross’s experience as our Chief Medical Officer, as well as his experience in the life science industry, qualifies him to serve on our Board of Directors.	49	April 2021

Armen B. Shanafelt, Ph.D. has served as a member of our Board of Directors since November 2014. Dr. Shanafelt has been a partner at Vioplore Ventures since January 2021, and president of ABShanfelt Advisory, LLC, a life science advisory firm, since January 2021. Previously he was an employee of LV Management Group, LLC from May 2009 to December 2020. Prior to that, Dr. Shanafelt served as the Chief Scientific Officer of Biotherapeutics Lead Generation at Eli Lilly and Company from January 2002 to April 2009. Prior to joining Eli Lilly, he was a Research Fellow and Director of Drug Monitoring Research at Roche Diagnostics Corporation, a global diagnostics company, from 2000 to 2002 and held several leadership positions in the Biotechnology Division at Bayer Corporation, a multinational chemical and healthcare corporation from 1993 to 2000. In addition to Surface Oncology, Dr. Shanafelt currently serves on the board of directors of Aeglea BioTherapeutics (Nasdaq: AGLE), a publicly traded biopharmaceutical company, and of Cascade ProDrug, Inc. Dr. Shanafelt received a B.S. in Chemistry and Physics from Pacific Lutheran University and a Ph.D. in Chemistry from the University of California, Berkeley. Our Board of Directors believes that Dr. Shanafelt’s significant background in pharmaceutical research and development and his experience in life sciences investing qualify him to serve on our Board of Directors.	63	November 2014

CLASS III DIRECTORS
	AGE	DIRECTOR SINCE
Elliott Sigal, M.D., Ph.D. has served as a member of our Board of Directors since February 2018. Dr. Sigal is a former Executive Vice President and member of the Board of Directors of Bristol-Myers Squibb, or BMS (NYSE: BMY). He joined BMS in 1997 as head of Applied Genomics, went on to head Discovery Research followed by Clinical Development and ultimately served as Chief Scientific Officer and President of R&D from 2004 until 2013. Dr. Sigal serves on the board of directors for Alnylam Pharmaceuticals (Nasdaq: ALNY), Adaptimmune Therapeutics plc (Nasdaq: ADAP), VIR Biotechnology (Nasdaq: VIR), Affinia Therapeutics and Tessera Therapeutics. He consults for several biotechnology companies and has previously served as a senior advisor to the healthcare team of New Enterprise Associates. Dr. Sigal holds an M.D. from the University of Chicago and trained in Internal Medicine and Pulmonary Medicine at the University of California, San Francisco, where he was on faculty from 1988 to 1992. He also holds a B.S., M.S, and Ph.D. in Engineering from Purdue University. Our Board of Directors believes Dr. Sigal’s qualifications to serve as a member of our board include his extensive experience in the pharmaceutical industry and his years of experience in his leadership roles as a director and executive officer.	71	February 2018

Laurie D. Stelzer, M.B.A. has served as a member of our Board of Directors since February 2018. She serves as Executive Vice President and Chief Financial Officer at Mirati Therapeutics, Inc, which she joined in May 2022. Prior to that, she served as Executive Vice President and Chief Financial Officer at Arena Pharmaceuticals, Inc. from March 2020 to March 2022 and Senior Vice President, Chief Financial Officer at Halozyme Therapeutics, Inc. from June 2015 to March 2020. Prior to that, she served as Senior Vice President, Chief Financial Officer at Halozyme Therapeutics, Inc. from June 2015 to March 2020. Prior to joining Halozyme, Ms. Stelzer served from April 2014 to January 2015 as the Senior Vice President of Finance supporting R&D, Technical Operations and M&A at Shire, Inc., or Shire. Prior to that, she was the Division Chief Financial Officer for the Regenerative Medicine Division and the Head of Investor Relations at Shire from March 2012 to April 2014. Prior to Shire, Ms. Stelzer held positions of increasing responsibility for 15 years at Amgen, Inc., including Interim Treasurer, Head of Emerging Markets Expansion, Executive Director of Global Commercial Finance and Head of Global Accounting. Early in her career, she held various finance and accounting positions in the real estate and banking industries. Ms. Stelzer currently serves on the board of directors of PMV Pharmaceuticals (Nasdaq: PMVP) and previously served on the board of directors of Longboard Pharmaceuticals, Inc. (Nasdaq: LBPH) from October 2020 to February 2021. Ms. Stelzer received her M.B.A. from the UCLA Anderson School of Management, and a B.S. in Accounting from Arizona State University. Our Board of Directors believes Ms. Stelzer’s qualifications to serve as a member of our board include her extensive experience in the pharmaceutical industry and her years of experience in her leadership roles as an executive officer.	55	February 2018

Denice Torres, M.B.A., J.D. has served as a member of our Board of Directors since July 2021 and as Chair since December 2021. Ms. Torres has over 25 years of executive leadership experience in healthcare across the consumer health, biopharmaceutical and medical device sectors. She is Chief Executive Officer of the Ignited Company, a change management firm in the healthcare industry, a position she has held since November 2017. She founded The Mentoring Place in January 2019, a non-profit, volunteer-based platform that accelerates the professional advancement of women through free executive-level mentorship. She also hosts a popular podcast focused on providing career insights. Previously, Ms. Torres held several executive leadership positions at Johnson & Johnson, including President of McNeil Consumer Healthcare and President of Janssen Pharmaceuticals, CNS. She also served as Chief Strategy and Transformation Officer of the Medical Device division. Before joining Johnson & Johnson, she had a highly successful 14-year career at Eli Lilly where she led a number of US and global businesses. Ms. Torres was named Healthcare Businesswomen’s Association (HBA) Woman of the Year in 2015. Ms. Torres currently serves on the board of directors of 2seventy bio, Inc. (Nasdaq; TSVT), Karuna Therapeutics (Nasdaq: KRTX), Glaukos Corporation (Nasdaq: GKOS), and National Resilience, Inc., and she previously served on the board of directors of bluebird bio (Nasdaq: BLUE). Ms. Torres earned a B.S. in Psychology from Ball State University, an M.B.A. from the University of Michigan and a J.D. from Indiana University. Our Board of Directors believes Ms. Torres’s qualifications to serve as a member of our board include her extensive experience in the healthcare industry and her years of experience in her leadership roles as an executive officer.	63	July 2021

Information About Our Executive Officers

The following table sets forth information regarding our executive officers, as of April 10, 2023:

Name	Age	Position(s)
Executive Officers:
Robert W. Ross, M.D. (1)	49	Chief Executive Officer, President and Director
Jessica Fees	51	Chief Financial Officer and Treasurer
Chandra Adams, J.D.	44	Deputy General Counsel and Secretary
Vito J. Palombella, Ph.D.	60	Chief Scientific Officer
Henry Rath, M.B.A.	52	Chief Business Officer
Alison O’Neill, M.D.	62	Chief Medical Officer

(1)	Dr. Ross is also a director of the Company and his biographical information appears on page 4.

Jessica Fees has served as our principal financial officer and principal accounting officer since December 2018 and as Chief Financial Officer since April 2021, and has previously served as our Senior Vice President, Finance from November 2018 to April 2021, our Vice President, Finance from January 2018 to November 2018, our Executive Director, Finance from January 2017 to January 2018, and Director, Finance from September 2015 to January 2017. Prior to Surface, Ms. Fees served as President of Glide Associates LLC from January 2011 to August 2015, performing work under the entity until February 2016. Prior to that, she worked at Tokai Pharmaceuticals, Inc. from August 2005 to June 2011. Ms. Fees began her career at Arthur Andersen LLP. Ms. Fees has a B.A. from The College of the Holy Cross and earned her CPA in Massachusetts.

Chandra Adams, J.D. has served as our Deputy General Counsel and Secretary since October 2022, as Vice President, Legal & Intellectual Property from February 2021 to October 2022, and as Senior Director, Intellectual Property from April 2019 to February 2021. Prior to joining the Company, Ms. Adams served in legal positions of increasing seniority at Bioverativ Inc. (acquired by Sanofi in 2018) from June 2017 to April 2019, Vertex Pharmaceuticals, Inc., and Genzyme Corporation (acquired by Sanofi in 2011). Ms. Adams began her career in Regulatory Affairs in 2000. She earned her bachelor’s degree in chemistry and biology from Valparaiso University (Valparaiso, Indiana) and her juris doctor from Suffolk University Law School (Boston, Massachusetts). Ms. Adams is licensed to practice law in Massachusetts and is a registered patent attorney with the United States Patent and Trademark Office.

Vito J. Palombella, Ph.D. has served as our Chief Scientific Officer since January 2016. Prior to Surface, Dr. Palombella served in a variety of roles at Infinity Pharmaceuticals, Inc. from January 2004 to January 2016, most recently as Chief Scientific Officer. Prior to that, he was Director of Molecular Biology and Protein Chemistry at Syntonix Pharmaceuticals, Inc. (now Sanofi) from October 2000 to January 2004, Senior Director of Cell and Molecular Biology at Millennium Pharmaceuticals, Inc. (now Takeda Pharmaceutical Co. Ltd.) from December 1999 to October 2000, Senior Director of Cell and Molecular Biology at LeukoSite, Inc. from July 1999 to December 1999, and held a number of positions at ProScript, Inc. from September 1994 to July 1999. Dr. Palombella currently serves on the board of directors of Molecular Partners AG (Nasdaq: MOLN), a publicly-traded biotechnology company. Dr. Palombella received a B.S. in Microbiology from Rutgers University and an M.S. and Ph.D. in Viral Oncology and Immunology from the New York University Medical Center and completed his post-doctoral training at Harvard University.

Henry Rath, M.B.A. has served as our Chief Business Officer since April 2021. Mr. Rath served as the Chief Business Officer at TScan Therapeutics, Inc. from April 2019 to February 2021. Prior to that, he served as the Senior Vice President, Corporate Development at Seres Therapeutics, Inc. from January 2015 to February 2019. Mr. Rath has also previously held positions at Amgen, Catabasis and Baxter Biopharmaceuticals. He began his career with roles in the banking and consulting industries, focusing on biotechnology with Oppenheimer & Co. and LEK Consulting. Mr. Rath earned his undergraduate degree from Harvard College and his M.B.A. from the Wharton School of the University of Pennsylvania.

Alison O’Neill, M.D. has served as our Chief Medical Officer since April 2021. Dr. O’Neill joined the Company in September 2018 as the Company’s Vice President of Clinical Development and was promoted to Senior Vice President of Clinical Development in February 2020. Prior to joining Surface, she held several leadership roles in clinical research and development, serving as the Vice President, Oncology Clinical Development at Radius Health from April 2016 to August 2018, Vice President, Clinical Research at Synta Pharmaceuticals and Senior Medical Director at Sanofi in the global oncology division. Prior to entering the biotech industry, she served on the faculty at Massachusetts General Hospital where she focused on early phase clinical studies and treating patients with malignancies of the central nervous system. Dr. O’Neill earned both her B.S. and her M.D. from the University of Chicago. She completed her residency training at the University of Michigan in neurology and her neuro-oncology fellowship training at Memorial Sloan-Kettering Cancer Center.

Demographics

In accordance with Nasdaq’s board diversity listing standards, the below table includes aggregated statistical information about our Board of Directors’ self-identified gender and racial characteristics and LGBTQ+ status as voluntarily confirmed to us by each of our directors.

Board Diversity Matrix (as of [•] 2023)
Board Size:
Total Number of Directors—10
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender:
Directors	2	8	—	—
Number of Directors Who Identify in Any of the Categories Below:
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	1	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	8	—	—
Two or More Races or Ethnicities	1	1	—	—
LGBTQ+	1
Middle Eastern	1
North African	1

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of Laurie D. Stelzer, M.B.A., Benjamin Hickey, M.B.A., and Armen B. Shanafelt, Ph.D., with Ms. Stelzer serving as chair of the committee. Our Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. Our Board of Directors has determined that Ms. Stelzer is an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. During the fiscal year ended December 31, 2022, the Audit Committee met four times. The Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

•

reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•

recommending based upon the Audit Committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing quarterly earnings releases.

Code of Business Conduct and Ethics

We are committed to the highest standards of integrity and ethics in the way we conduct our business. Our Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our Chief Executive Officer, our principal financial officer, and our other executive and senior officers. Our Code of Business Conduct and Ethics establishes our policies and expectations with respect to a wide range of business conduct, including the preparation and maintenance of our financial and accounting information, our compliance with laws, and possible conflicts of interest.

Under our Code of Business Conduct and Ethics, each of our directors and employees is required to report suspected or actual violations to the extent permitted by law. In addition, we have adopted separate procedures concerning the receipt and investigations of complaints relating to accounting or audit matters. These procedures have been adopted by the Board of Directors and are administered by our Audit Committee.

A current copy of our Code of Business Conduct and Ethics is posted on the Governance section of our website, which is located at www.surfaceoncology.com. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our “named executive officers” for the fiscal year ended December 31, 2022, identified below:

•	Robert W. Ross, M.D., Chief Executive Officer, President, and Director

•	Alison O’Neill, M.D., Chief Medical Officer

•	Vito J. Palombella, Ph.D., Chief Scientific Officer

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by, and paid during the fiscal years ended December 31, 2022 and December 31, 2021 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)		Option Awards ($)(1)	Stock Awards ($)(1)	Non-equity incentive plan compensation ($)		All other compensation ($) (2)	Total ($)
Robert W. Ross, M.D.	2022	568,000	(3)	869,498	203,840	269,800	(4)	13,317	1,924,455
Chief Executive Officer, President and Director	2021	506,250		3,871,867	—	294,000	(5)	12,756	4,684,873
Alison O’Neill, M.D.	2022	467,250		261,576	138,320	177,600	(4)	13,317	1,058,063
Chief Medical Officer	2021	437,123		586,360	—	199,400	(5)	13,151	1,236,034
Vito J. Palombella, Ph.D.	2022	455,000		261,576	138,320	172,900	(4)	13,317	1,041,113
Chief Scientific Officer	2021	428,490		527,768	—	192,000	(5)	12,756	1,161,014

(1)

The amounts reported in the “Option Awards” and “Stock Awards” columns above represent the aggregate grant date fair value of the stock options and restricted stock units granted to such named executive officers during 2022 and 2021 as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures related to service-based vesting conditions. See Note 10 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 9, 2023 for a discussion of assumptions made by the Company in determining the aggregate grant date fair value of our option awards.

(2)	The amounts represent commuter benefits, life insurance and long-term disability premiums paid by us, and Company matching 401(k) contributions.
(3)	Dr. Ross does not receive any compensation for his services as a director.
(4)	The amount reported represents a bonus based upon the achievement of the Company and individual performance objectives for the year ended December 31, 2022, which was paid in February 2023.
(5)	The amount reported represents a bonus based upon the achievement of the Company and individual performance objectives for the year ended December 31, 2021, which was paid in February 2022.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements with Our Named Executive Officers

Employment Agreement with Robert W. Ross, M.D.

Under the employment agreement with Dr. Ross for the position of chief executive officer, Dr. Ross’ current base salary is $610,000 which is subject to redetermination by our Board of Directors or our Compensation Committee, and he is eligible to earn an annual bonus with a target amount equal to 50% of his base salary. Dr. Ross is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. Ross’ employment agreement provides that, in the event that his employment is terminated by us without “cause” (as defined in his employment agreement) or Dr. Ross resigns for “good reason” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he is entitled to receive (i) an amount equal to 12 months of his base salary, payable in substantially equal installments over 12 months following his termination, and (ii) if Dr. Ross is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 12 months following termination or the end of Dr. Ross’ COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to Dr. Ross had he remained employed with us. In lieu of the payments and benefits described in the preceding sentence, in the event that Dr. Ross’ employment is terminated by us without cause or Dr. Ross resigns for good reason, in either case within 12 months following a “change in control” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he is entitled to receive (i) an amount equal to 18 months of his base salary, plus 150% of his annual target bonus, payable in a lump sum within 60 days following his termination, and (ii) if Dr. Ross is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 18 months following termination or the end of Dr. Ross’ COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to him had he remained employed with us. Further, in the event that Dr. Ross’ employment is terminated without cause by the successor entity in the change in control or he resigns for good reason within the 12-month period following such change in control, then any time-based equity awards granted to him subsequent to the change in control will vest in full upon such termination event.

The payments and benefits provided to Dr. Ross under his employment agreement in connection with a change in control may not be eligible for a federal income tax deduction for the Company pursuant to Section 280G of the Code. These payments and benefits also may be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Ross in connection with a change in control would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to such officer.

In addition, in consideration of the payments and benefits provided under his employment agreement, Dr. Ross has agreed to certain restrictive covenants, including, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. Ross’s employment and for 12 months thereafter.

Employment Agreement with Alison O’Neill, M.D.

Under the employment agreement with Dr. O’Neill for the position of chief medical officer, Dr. O’Neill’s current base salary is $490,000 which is subject to redetermination by our Board of Directors or our Compensation Committee, and she is eligible to earn an annual bonus with a target amount equal to 40% of her base salary. Dr. O’Neill is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. O’Neill’s employment agreement provides that, in the event that her employment is terminated by us without “cause” (as defined in his employment agreement) or Dr. O’Neill resigns for “good reason” (as defined in her employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, she is entitled to receive (i) an amount equal to 12 months of her base salary, payable in substantially equal installments over 12 months following her termination, and (ii) if Dr. O’Neill is participating in our group health plan immediately prior to her termination, a monthly cash payment until the earlier of 12 months following termination or the end of Dr. O’Neill’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to Dr. O’Neill had she remained employed with us. In lieu of the payments and benefits described in the preceding sentence, in the event that Dr. O’Neill employment is terminated by us without cause or Dr. O’Neill resigns for good reason, in either case within 12 months following a “change in control” (as defined in her employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, she is entitled to receive (i) an amount equal to 12 months of her base salary, plus 100% of her annual target bonus, payable in a lump sum within 60 days after date of termination, and (ii) if Dr. O’Neill is participating in our group health plan immediately prior to her termination, a monthly cash payment until the earlier of 12 months following termination or the end of Dr. O’Neill’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to her had she remained employed with us. Further, in the event that Dr. O’Neill’s employment is terminated without cause by the successor entity in the change in control or she resigns for good reason within the 12-month period following such change in control, then any time-based equity awards granted to her subsequent to the change in control will vest in full upon such termination event.

The payments and benefits provided to Dr. O’Neill under her employment agreement in connection with a change in control may not be eligible for a federal income tax deduction for the Company pursuant to Section 280G of the Code. These payments and benefits also may be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. O’Neill in connection with a change in control would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to such officer.

In addition, in consideration of the payments and benefits provided under her employment agreement, Dr. O’Neill has agreed to certain restrictive covenants, including, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. O’Neill’s employment and for 12 months thereafter.

Employment Agreement with Vito J. Palombella, Ph.D.

Under the employment agreement with Dr. Palombella for the position of chief scientific officer, Dr. Palombella’s current base salary is $478,000, which is subject to redetermination by our Board of Directors or our Compensation Committee, and he is eligible to earn an annual bonus with a target amount equal to 40% of his base salary. Dr. Palombella is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. Palombella’s employment agreement provides that, in the event that his employment is terminated by us without “cause” (as defined in his employment agreement) or Dr. Palombella resigns for “good reason” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he is entitled to receive (i) an amount equal to nine months of his base salary, payable in substantially equal installments over nine months following his termination, and (ii) if Dr. Palombella is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of nine months following termination or the end of Dr. Palombella’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to Dr. Palombella had he remained employed with us. In lieu of the payments and benefits described in the preceding sentence, in the event that Dr. Palombella’s employment is terminated by us without cause or Dr. Palombella resigns for good reason, in either case within 12 months following a “change in control” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he is entitled to receive (i) an amount equal to 12 months of his base salary, plus 100% of his annual target bonus, payable in substantially equal installments over 12 months following his termination, and (ii) if Dr. Palombella is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 12 months following termination or the end of Dr. Palombella’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to him had he remained employed with us. Further, in the event that Dr. Palombella’s employment is terminated without cause by the successor entity in the change in control or he resigns for good reason within the 12-month period following such change in control, then any equity awards granted to him subsequent to the change in control will vest in full upon such termination event.

The payments and benefits provided to Dr. Palombella under his employment agreement in connection with a change in control may not be eligible for a federal income tax deduction for the Company pursuant to Section 280G of the Code. These payments and benefits also may be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Palombella in connection with a change in control would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to such officer.

In addition, in consideration of the payments and benefits provided under his employment agreement, Dr. Palombella has agreed to certain restrictive covenants, including, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. Palombella’s employment and for 12 months thereafter.

Elements of Compensation

Base Salary

Our Compensation Committee or Board of Directors reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions.

As of December 31, 2022, Robert W. Ross, M.D., Alison O’Neill, M.D., and Vito J. Palombella, Ph.D., had their base salaries set at annual rates of $568,000, $467,250, and $455,000, respectively.

Annual Performance Bonuses

We also believe that a significant portion of our executives’ cash compensation should be based on the attainment of business goals established by our Board of Directors or Compensation Committee. Each of our named executive officers participated in our Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for formula-based incentive payments based upon the achievement of certain corporate and individual performance goals and objectives approved by our Board of Directors and Compensation Committee, respectively. We typically establish bonus targets for our named executive officers and conduct an annual performance review process to serve as the basis for determining eligibility for any such bonuses. Among the key parameters that typically are the basis for such bonus determinations are our achievement of overall corporate goals and the achievement of specified goals and objectives by each individual employee.

All final bonus payments to our named executive officers are recommended by our Compensation Committee and are approved by our Board of Directors, which retains full discretion to adjust individual target bonus awards. The actual bonuses, if any, awarded in a given year may vary from target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of our Compensation Committee. The target annual bonus for Robert W. Ross, M.D., Alison O’Neill, M.D., and Vito J. Palombella, Ph.D. for the fiscal year ended December 31, 2022, were 50%, 40%, and 40%, respectively.

For 2022, the corporate performance objectives generally fell into the categories of advancing our three wholly-owned product candidates, strengthening our financial position, and sustaining our dynamic culture. In evaluating management’s performance relative to corporate performance for 2022, our Compensation Committee determined to award a corporate achievement level of 95%. This achievement level was then used to determine each named executive officer’s bonus. For 2022, we awarded bonuses to Robert W. Ross, M.D., Alison O’Neill, M.D., and Vito J. Palombella, Ph.D., in the amounts of $269,800, $177,600, and $172,900, respectively.

Equity-Based Compensation

Equity-based compensation is an integral part of our overall compensation program. Providing named executive officers with the opportunity to create significant wealth through stock ownership is a powerful tool to attract and retain highly-qualified executives, achieve strong long-term stock price performance, align our executives’ interests with those of our stockholders and provide a means to build real ownership in the Company. In addition, the vesting feature of our equity grants contributes to executive retention. We have historically granted equity awards to our employees, including our named executive officers, in the form of options to purchase shares of our common stock or restricted stock units.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Section 401(a) of the Code. In January 2021, we adopted a safe harbor plan which provides a “safe harbor” from both the nondiscrimination testing process and the consequences of failure of compliance. Under the safe harbor plan, we will match 100% of employees’ contributions to the 401(k) Plan for the first 3% of their annual compensation and 50% of the next 2% of their annual compensation, not exceeding $305,000, in accordance with IRC Section 401(a)(17).

Rule 10b5-1 Sales Plans

Certain of our executive officers and employees have adopted, and our directors, executive officers and employees may in the future adopt, written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director, executive officer or employee. The director, executive officer or employee may amend or terminate the plan in some circumstances. Our directors, executive officers and employees may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Health and welfare benefits

All of our full-time employees, including our executive officers, are eligible to participate in certain medical, disability and life insurance benefit programs offered by us. We pay the premiums for term life insurance and disability for all of our employees, including our executive officers. We do not sponsor any qualified or non-qualified defined benefit plans for any of our employees or executives.

Equity Compensation

Outstanding Equity Awards at December 31, 2022

The following table sets forth information concerning the outstanding equity awards held by each of the named executive officers as of December 31, 2022.

			Option Awards				Stock Awards

Name	Vesting commencement date		Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date	Number of shares of units or stock that have not vested (#) (1)	Market value of shares of units or stock that have not vested ($) (2)
Robert W. Ross, M.D.	11/7/2016	(3)	281,578	—	$4.14	12/9/2026	—	$—
	7/1/2017	(4)	11,363	—	$5.42	6/27/2027	—	$—
	3/1/2018	(4)	45,453	—	$12.89	3/2/2028	—	$—
	2/12/2019	(4)	86,250	3,750	$4.27	3/1/2029	—	$—
	1/21/2020	(4)	58,333	21,667	$3.18	2/3/2030	—	$—
	4/1/2021	(4)	201,783	282,497	$11.24	2/12/2031	—	$—
	2/8/2022	(4)	74,971	284,209	$3.64	3/1/2032	—	$—
	2/8/2022		—	—	$—	—	33,600	$27,552
Alison O’Neill, M.D.	9/4/2018	(3)	46,000	—	$10.69	10/1/2028	—	$—
	2/12/2019	(4)	21,083	917	$4.27	3/1/2029	—	$—
	1/21/2020	(4)	32,812	12,188	$3.18	2/3/2030	—	$—
	1/21/2020	(4)	3,645	1,355	$3.18	2/3/2030	—	$—
	2/9/2021	(4)	31,166	36,834	$9.02	3/1/2031	—	$—
	4/26/2021	(4)	12,500	17,500	$7.33	5/3/2031	—	$—
	2/8/2022	(4)	22,500	85,500	$3.64	3/1/2032	—	$—
	2/8/2022		—	—	$—	—	22,800	$18,696
Vito J. Palombella, Ph.D.	1/22/2016	(3)	270,214	—	$3.99	3/3/2026
	7/1/2017	(4)	54,544	—	$5.42	6/27/2027	—	$—
	3/1/2018	(4)	55,909	—	$12.89	3/2/2028	—	$—
	2/12/2019	(4)	86,250	3,750	$4.27	3/1/2029	—	$—
	1/21/2020	(4)	58,333	21,667	$3.18	2/3/2030	—	$—
	2/9/2021	(4)	37,583	44,417	$9.02	3/1/2031	—	$—
	2/8/2022	(4)	22,500	85,500	$3.64	3/1/2032	—	$—
	2/8/2022		—	—	$—	—	22,800	$18,696

(1)

The restricted stock units vest as follows: 40% of the restricted stock units vested on August 1, 2022, and the remaining 60% of the restricted stock units vest on August 1, 2023, so long as such named executive officer remains an employee or other service provider of the Company on such date.

(2)

The market value of the restricted stock units is determined by multiplying the number of shares by $0.82, the closing price of our common stock on The Nasdaq Global Market on December 30, 2022, the last trading day of our fiscal year.

(3)

The shares underlying this grant vested 25% on the first anniversary of the vesting commencement date, with the remainder of the shares vesting in equal monthly installments over the following 36 months thereafter.

(4)	The shares underlying this grant vest in 48 equal monthly installments from the vesting commencement date.

Director Compensation

The following table sets forth the compensation we paid to our non-employee directors during the year ended December 31, 2022. Robert W. Ross, M.D., our Chief Executive Officer and President during the year ended December 31, 2022, received no compensation for his service as a director during the year ended December 31, 2022, and, consequently, is not included in this table. The compensation received by Dr. Ross as an employee during the year ended December 31, 2022 is presented in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Denice Torres, M.B.A. (2)	78,958	72,864	151,822
Carsten Brunn, Ph.D. (3)	22,871	57,600	80,471
J. Jeffrey Goater, M.B.A. (4)	40,000	32,568	72,568
David S. Grayzel, M.D. (5)	52,000	32,568	84,568
Benjamin Hickey, M.B.A. (6)	47,500	113,160	160,660
Ramy Ibrahim, M.D. (7)	48,000	32,568	80,568
Geoffrey McDonough, M.D. (8)	9,583	—	9,583
Armen B. Shanafelt, Ph.D. (9)	56,500	32,568	89,068
Elliott Sigal, M.D., Ph.D. (10)	48,000	32,568	80,568
Laurie D. Stelzer, M.B.A. (11)	60,000	32,568	92,568

(1)

The amounts reported in the “Option awards” columns above represent the aggregate grant date fair value of the stock options granted during 2022 as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures related to service-based vesting conditions. See Note 10 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 9, 2023 for a discussion of assumptions made by the Company in determining the aggregate grant date fair value of our option awards.

(2)	As of December 31, 2022, Ms. Torres held options to purchase an aggregate of 72,000 shares of our common stock, 33,000 shares of which were vested on such date.
(3)	As of December 31, 2022, Dr. Brunn held options to purchase an aggregate of 48,000 shares of our common stock, none of which were vested on such date
(4)	As of December 31, 2022, Mr. Goater held options to purchase an aggregate of 1,624,979 shares of our common stock, 1,530,874 shares of which were vested on such date.
(5)	As of December 31, 2022, Dr. Grayzel held options to purchase an aggregate of 108,863 shares of our common stock, 96,863 shares of which were vested on such date.

(6)	As of December 31, 2022, Mr. Hickey held options to purchase an aggregate of 48,000 shares of our common stock, 20,000 shares of which were vested on such date.
(7)	As of December 31, 2022, Dr. Ibrahim held options to purchase an aggregate of 77,900 shares of our common stock, 65,900 shares of which were vested on such date.
(8)	As of December 31, 2022, Dr. McDonough did not hold options to purchase shares of our common stock. Dr. McDonough resigned from the Board of Directors effective February 28, 2022.
(9)	As of December 31, 2022, Dr. Shanafelt held options to purchase an aggregate of 111,086 shares of our common stock, 99,086 shares of which were vested on such date.
(10)	As of December 31, 2022, Dr. Sigal held options to purchase an aggregate of 265,995 shares of our common stock, 253,995 shares of which were vested on such date.
(11)	As of December 31, 2022, Ms. Stelzer held options to purchase an aggregate of 124,209 shares of our common stock, 112,209 shares of which were vested on such date.

Non-Employee Director Compensation Policy

Our Board of Directors adopted a non-employee director compensation policy that was designed to provide a total compensation package that would enable us to attract and retain, on a long-term basis, high caliber non-employee directors. Under the policy as amended, all non-employee directors are paid cash compensation from and after the completion of our initial public offering, as set forth below:

Annual Retainer
Board of Directors:
All non-employee members	$40,000
Additional retainer for Non-Executive Chair of the Board	$30,000
Audit Committee:
Chair	$15,000
Non-Chair members	$7,500
Compensation Committee:
Chair	$10,000
Non-Chair members	$5,000
Nominating and Corporate Governance Committee:
Chair	$8,000
Non-Chair members	$4,000
Research and Development Committee:
Chair	$8,000
Non-Chair members	$4,000

Under the policy, upon initial election or appointment to the Board of Directors, new non-employee directors would receive a one-time equity award having a fair market value of $245,000 as of the date of grant, which would vest annually over three years. In each subsequent year of a non-employee director’s tenure, the director would receive an annual equity award having a fair market value of $122,500 as of the date of grant, which would vest in full upon the earlier to occur of the first anniversary of the grant date or the date of the next annual meeting of stockholders. If either an initial equity award or an annual equity award were to be in the form of a nonqualified stock option, then the exercise price would equal the fair market value of our common stock, as measured by reference to market quotations on Nasdaq, as of the grant date. Vesting of any equity award would cease if a director resigns from our Board of Directors or otherwise ceases to serve as a director, unless the Board of Directors determines that circumstances warrant continuation of vesting.

In 2022, on the recommendation of the Compensation Committee, our Board of Directors determined that, in light of our then-current stock price, it would be appropriate to determine the size of the annual equity award as a fixed number of shares, rather than a dollar value, as set forth in our non-employee director compensation policy, in order to prevent greater dilution to our stock pool. Therefore, in lieu of the annual equity award described above, each continuing non-employee director was eligible to receive an annual stock option grant to purchase 24,000 shares of our common stock, which vests in twelve monthly installments following the date of the grant or, if earlier, upon the date of the subsequent annual meeting of stockholders.

Compensation Risk Assessment

We believe that our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the amount of common stock of the Company beneficially owned, directly or indirectly, as of April 10, 2023, by (i) each current director of the Company, (ii) each named executive officer of the Company, (iii) all directors and executive officers of the Company as a group, and (iv) each person who is known to the Company to beneficially own more than five percent (5%) of the outstanding shares of common stock of the Company, as determined through SEC filings, and the percentage of the common stock outstanding represented by each such amount. All shares of common stock shown in the table reflect sole voting and investment power except as otherwise noted.

Beneficial ownership is determined by the rules of the SEC and includes voting or investment power of the securities. As of April 10, 2023, the Company had 60,716,873 shares of common stock outstanding. Shares of common stock subject to options to purchase, which are now exercisable or are exercisable within 60 days after April 10, 2023 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each person listed below is c/o Surface Oncology, Inc., 50 Hampshire Street, 8th Floor, Cambridge, Massachusetts 02139.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Novartis Institutes for BioMedical Research, Inc. (1)	3,948,482	7%
Atlas Venture Fund IX, L.P. (2)	2,945,453	5%
ARK Investment Management LLC (3)	5,567,224	9%
EcoR1 Capital, LLC (4)	3,924,713	6%
Directors and Named Executive Officers
Denice Torres, M.B.A., J.D. (5)	53,000	*
Carsten Brunn, Ph.D. (6)	—	*
J. Jeffrey Goater, M.B.A. (7)	1,456,367	2%
David S. Grayzel, M.D. (8)	3,054,316	5%
Benjamin Hickey, M.B.A. (9)	36,000	*
Ramy Ibrahim, M.D. (10)	77,900	*
Armen B. Shanafelt, Ph.D. (11)	111,086	*
Elliott Sigal, M.D., Ph.D. (12)	311,448	1%
Laurie D. Stelzer, M.B.A. (13)	124,209	*
Robert W. Ross, M.D. (14)	918,350	2%
Alison O’Neill, M.D. (15)	241,885	*
Vito J. Palombella, Ph.D. (16)	685,578	1%
All executive officers and directors as a group (15 persons) (17)	7,596,275	13%

*	Represents holdings of less than 1%.

(1)

Based solely upon information set forth in the Schedule 13G/A filed with the SEC on February 8, 2021, consists of 3,948,482 shares of common stock held directly by Novartis Institutes for BioMedical Research, Inc. (“NIBRI”). The address for NIBRI is 250 Massachusetts Avenue, Cambridge, MA 02139.

(2)

Based solely upon information set forth in the Schedule 13G/A filed with the SEC on January 31, 2023, consists of 2,945,453 shares of common stock held directly by Atlas Venture Fund IX, L.P., or Atlas Venture Fund IX. Atlas Venture Associates IX, L.P., or AVA IX LP, is the general partner of Atlas Venture Fund IX, and Atlas Venture Associates IX, LLC, or AVA IX LLC, is the general partner of AVA IX LP. David Grayzel, M.D. owns an interest in AVA IX LP and is also a member of our Board of Directors. Dr. Grayzel disclaims beneficial ownership of such shares, except to the extent of his proportionate pecuniary interest therein, if any. The address for Atlas Venture Fund IX is 56 Wareham Street, 3rd Floor, Boston, MA 02118.

(3)

Based solely upon information set forth in the Schedule 13G/A filed with the SEC on February 10, 2023, consists of 5,567,224 shares of common stock held directly by ARK Investment Management LLC. The address for ARK Investment Management LLC is 200 Central Avenue, St. Petersburg, FL 33701.

(4)

Based solely upon information set forth in the Schedule 13G filed with the SEC on February 13, 2023, consists of 3,924,713 shares of common stock held directly by EcoR1 Capital, LLC, or EcoR1. Oleg Nodelman is a manager of EcoR1 and has the ability to make investment decisions on behalf of EcoR1. EcoR1 is the general partner and investment advisor of EcoR1 Capital Fund Qualified, L.P., or Qualified, which disclaims beneficial ownership of the common stock. Mr. Nodelman and EcoR1 each disclaim beneficial ownership of the common stock except to the extent of their pecuniary interest therein. The address for EcoR1 Capital, LLC is 357 Tehama Street #2, San Francisco, CA 94103.

(5)	Consists of options to purchase 53,000 shares of common stock that are exercisable within 60 days of April 10, 2023.
(6)	No shares of common stock exercisable within 60 days of April 10, 2023
(7)	Consists of (i) 129,222 shares of common stock, and (ii) options to purchase 1,327,145 shares of common stock that are exercisable within 60 days of April 10, 2023.
(8)	Consists of (i) shares disclosed in footnote (2) above and (ii) options to purchase 108,863 shares of common stock that are exercisable within 60 days of April 10, 2023.
(9)	Consists of options to purchase 36,000 shares of common stock that are exercisable within 60 days of April 10, 2023.
(10)	Consists of options to purchase 77,900 shares of common stock that are exercisable within 60 days of April 10, 2023.
(11)	Consists of options to purchase 111,086 shares of common stock that are exercisable within 60 days of April 10, 2023.
(12)

Consists of: (i) 45,453 shares of common stock held by Sigal Family Investments, LLC and (ii) options to purchase 265,995 shares of common stock, exercisable within 60 days of April 10, 2023, held directly by Dr. Sigal. Dr. Sigal is a manager of Sigal Family Investments, LLC. Dr. Sigal may be deemed to have voting and investment power over shares held by Sigal Family Investments, LLC. Dr. Sigal disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(13)	Consists of options to purchase 124,209 shares of common stock that are exercisable within 60 days of April 10, 2023.
(14)	Consists of (i) 66,306 shares of common stock, and (ii) options to purchase 852,044 shares of common stock that are exercisable within 60 days of April 10, 2023.
(15)	Consists of (i) 40,928 shares of common stock, and (ii) options to purchase 200,957 shares of common stock that are exercisable within 60 days of April 10, 2023.
(16)	Consists of (i) 64,412 shares of common stock, and (ii) options to purchase 621,166 shares of common stock that are exercisable within 60 days of April 10, 2023.
(17)	Consists of (i) 3,417,679 shares of common stock, and (ii) options to purchase 4,178,596 shares of common stock that are exercisable within 60 days of April 10, 2023.

Equity Compensation Plan Information

The following table presents aggregate summary information as of December 31, 2022, regarding the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans:

	Column (A)	Column (B)	Column (C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	8,233,330	$5.74	2,212,184	(2)
Equity Compensation Plans Not Approved by Stockholders (3)	210,400	2.61	389,600

Total	8,443,730	$8.35	2,601,784	(4)

(1)	These plans consist of our 2014 Stock Incentive Plan, or 2014 Plan, 2018 Stock Option and Incentive Plan, or 2018 Plan, and 2018 Employee Stock Purchase Plan, or ESPP.
(2)

As of December 31, 2022, (i) 806,429 shares remained available for future issuance under our 2018 Plan and (ii) 1,405,755 shares remained available for future issuance under our ESPP. No shares remained available for future issuance under the 2014 Plan as of December 31, 2022. Our 2018 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2018 Plan to be added on the first day of each fiscal year, starting with fiscal year 2019, in an amount equal to 4% of the number of shares of our common stock outstanding on the immediately preceding December 31 or such lesser amount determined by our Board of Directors or the Compensation Committee. Our ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the ESPP to be added on the first day of each fiscal year, starting in fiscal year 2018, in an amount equal to 1% of the total number of shares of our common stock outstanding on the immediately preceding December 31 or such lesser amount determined by our Board of Directors or the Compensation Committee.

(3)

In December 2021, our Board of Directors approved our 2021 Inducement Plan (the “Inducement Plan”). 389,600 shares remained available for future issuance under the Inducement Plan as of December 31, 2022.

(4)

This amount excludes 2,423,158 shares of common stock that became issuable under the 2018 Plan on January 1, 2023 and 605,789 shares of common stock that became issuable under the ESPP on January 1, 2023, in each case pursuant to the evergreen provisions of the 2018 Plan and ESPP, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Other than the compensation agreements and other arrangements described in “Executive Compensation” and elsewhere in this Proxy Statement and the relationships and transactions described below, since January 1, 2022, there was no transaction or series of transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than five percent of our capital stock or any member of their immediate families had or will have a direct or indirect material interest.

Collaboration with Novartis

In January 2016, we entered into a strategic collaboration agreement, or the Novartis Agreement, with Novartis Institutes for Biomedical Research, Inc., or Novartis, to develop next-generation cancer therapies. Upon entering into the agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets, including certain development, manufacturing and commercialization rights. As of January 2020, there were no Options remaining for purchase and exercise, and accordingly, the Company’s performance obligations under the Novartis Agreement ended. Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325,000 and sales milestones of $200,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages. Such amount of potential milestone payments assumes the successful clinical development of and achievement of all sales milestones for NZV930. Through December 31, 2022, we had received an aggregate of $80.0 million in option purchase and milestone payments from Novartis. In January 2016, we also received an equity investments of $13.5 million from Novartis.

Executive Officer and Director Compensation

See the section entitled “Executive Compensation” for information regarding compensation of our executive officers and directors.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our Company or that person’s status as a member of our Board of Directors to the maximum extent allowed under Delaware law.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written related person transactions policy that requires such transactions to be approved by our Audit Committee. Pursuant to this policy, the Audit Committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, and their immediate family members.

Director Independence

Our Board of Directors has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that, except for Robert W. Ross, M.D., who serves as our President and Chief Executive Officer, and J. Jeffrey Goater, M.B.A., who previously served as our President and Chief Executive Officer from February 2018 to March 31, 2021 and as a senior advisor from April 1, 2021 to September 30, 2021, each of our directors has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent within the meaning of the director independence standards of the Nasdaq Stock Market, or Nasdaq, rules and the SEC. There are no family relationships among any of our directors or executive officers.

At least annually, our Board of Directors will evaluate all relationships between us and each director in light of relevant facts and circumstances for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Based on this evaluation, our Board of Directors will make an annual determination of whether each director is independent within the meaning of Nasdaq and SEC independence standards.

Item 14. Principal Accounting Fees and Services.

The following is a summary and description of fees incurred by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2022 and 2021.

Fee Category	Year ended December 31, 2022	Year ended December 31, 2021
Audit Fees (1)	$579,000	$551,000
Audit-Related Fees (2)	—	43,500
Tax Fees (3)	—	—
All Other Fees (4)	3,081	2,756

Total	582,081	597,256

(1)

“Audit Fees” consist of fees for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements and other professional services provided in connection with regulatory filings.

(2)

“Audit-Related Fees” consist of fees billed by PricewaterhouseCoopers LLP for services performed related to the issuance of comfort letters in connection with the filing of a S-3 registration statement and the issuance of an ATM Facility, as well as the review of S-8 registration statements.

(3)	“Tax Fees” consist of the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.
(4)	“All other fees” consist of non-audit fees paid to PricewaterhouseCoopers LLP for access to its proprietary accounting research database.

Pre-Approval Policies and Procedures

The Company’s Audit Committee has adopted procedures requiring the pre-approval of all non-audit services performed by the Company’s independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the audit committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management. The Audit Committee approved all of the services in the table above.

The standard applied by the Audit Committee in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements

The financial statements are included in Item 15 of the Original Form 10-K.

(2) Financial Statement Schedules

The financial statement schedules are included in Item 15 of the Original Form 10-K.

(3) Exhibits.

The following is a list of exhibits filed as part of this Form 10-K/A.

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surface Oncology, Inc.

Date: May 1, 2023	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer

Name	Title	Date
/s/ Robert W. Ross, M.D. Robert W. Ross, M.D.	Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)	May 1, 2023

* Jessica Fees	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2023

* Denice Torres	Chair	May 1, 2023

* Carsten Brunn	Director	May 1, 2023

* J. Jeffrey Goater	Director	May 1, 2023

*. David S. Grayzel, M.D.	Director	May 1, 2023

* Benjamin Hickey	Director	May 1, 2023

* Ramy Ibrahim M.D.	Director	May 1, 2023

* Armen B. Shanafelt, Ph.D.	Director	May 1, 2023

* Elliott Sigal, M.D., Ph.D.	Director	May 1, 2023

* Laurie D. Stelzer	Director	May 1, 2023

*By:	/s/ Robert W. Ross, M.D.
Name:	Robert W. Ross, M.D.
Title:	Attorney-in-fact