Form 10-Q
period 2023-03-31
Surface Oncology, Inc.
filed 2023-05-04
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

As of May 1, 2023, the registrant had 60,716,873 shares of common stock $0.0001 par value per share, outstanding.

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
•our ability to develop combination therapies, whether on our own or in collaboration with Novartis Institutes for Biomedical Research, Inc. (“Novartis”) or other third parties;
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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$28,982	$50,910
Marketable securities	73,073	73,913
Prepaid expenses and other current assets	5,154	4,317
Total current assets	107,209	129,140
Property and equipment, net	4,511	4,866
Operating lease right-of-use asset	23,693	24,307
Restricted cash	1,595	1,595
Other assets	—	2
Total assets	$137,008	$159,910
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,108	$256
Accrued expenses and other current liabilities	4,612	10,214
Operating lease liability	5,811	5,790
Convertible note payable	3,219	—
Total current liabilities	14,750	16,260
Operating lease liability, non-current	23,939	24,662
Convertible note payable, non-current	22,488	25,585
Total liabilities	61,177	66,507
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 60,716,873 and 60,578,956 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	300,464	298,741
Accumulated other comprehensive loss	(569)	(1,015)
Accumulated deficit	(224,070)	(204,329)
Total stockholders’ equity	75,831	93,403
Total liabilities and stockholders’ equity	$137,008	$159,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
License-related revenue	$—	$30,000
Operating expenses:
Research and development	13,777	16,624
General and administrative	5,886	6,540
Total operating expenses	19,663	23,164
Income (loss) from operations	(19,663)	6,836
Interest expense	(932)	(682)
Other income, net	854	45
Net income (loss)	(19,741)	6,199
Net income (loss) per share — basic	$(0.33)	$0.13
Weighted average common shares outstanding — basic	60,627,993	48,606,055
Net income (loss) per share — diluted	$(0.33)	$0.13
Weighted average common shares outstanding — diluted	60,627,993	49,816,784
Comprehensive income (loss):
Net income (loss)	$(19,741)	$6,199
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	446	(690)
Comprehensive income (loss)	$(19,295)	$5,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2022	60,578,956	$6	$298,741	$(1,015)	$(204,329)	$93,403
Issuance of common stock under stock purchase plan	137,917	—	77	—	—	77
Stock-based compensation expense	—	—	1,646	—	—	1,646
Unrealized gain on marketable securities	—	—	—	446	—	446
Net loss	—	—	—	—	(19,741)	(19,741)
Balances at March 31, 2023	60,716,873	$6	$300,464	$(569)	$(224,070)	$75,831

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	46,958,776	$5	$259,859	$(221)	$(140,743)	$118,900
Issuance of common stock upon exercise of stock options	208	—	—	—	—	—
Issuance of common stock under stock purchase plan	51,329	—	157	—	—	157
Issuance of common stock upon public offering, net of issuance costs	7,337,251	1	20,555	—	—	20,556
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized loss on marketable securities	—	—	—	(690)	—	(690)
Net income	—	—	—	—	6,199	6,199
Balances at March 31, 2022	54,347,564	$6	$282,436	$(911)	$(134,544)	$146,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(19,741)	$6,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	318	345
Stock-based compensation expense	1,646	1,865
Non-cash interest expense related to note payable	122	146
Net amortization of premiums and discounts on marketable securities	(134)	178
Loss on disposal of property and equipment	3	—
Non-cash operating lease cost	614	614
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(837)	(695)
Unbilled receivable	—	(30,000)
Other assets	2	(20)
Accounts payable	852	1,074
Accrued expenses and other current liabilities	(5,582)	(2,601)
Operating lease liability	(702)	(671)
Net cash used in operating activities	(23,439)	(23,566)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(35)
Proceeds from sales of property and equipment	31	—
Purchases of marketable securities	(16,930)	—
Proceeds from sales or maturities of marketable securities	18,350	12,500
Net cash provided by investing activities	1,434	12,465
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net	—	20,556
Proceeds from employee stock purchases	77	157
Net cash provided by financing activities	77	20,713
Net increase (decrease) in cash and cash equivalents and restricted cash	(21,928)	9,612
Cash and cash equivalents and restricted cash at beginning of period	52,505	57,640
Cash and cash equivalents and restricted cash at end of period	$30,577	$67,252
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,746	$531
Supplemental disclosure of non-cash investing and financing activities:
Additional right-of-use asset and related lease liability	$—	$755
Purchases of property and equipment included in accounts payable and accrued expenses	$66	$43

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
On August 5, 2021, the Company entered into an amendment to its existing Capital on Demand™ Sales Agreement (the “Amended Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”), to allow the issuance and sale of up to $80,000 in gross proceeds, from time to time during the term of the Amended Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s sales agent (the “2021 ATM Facility”). The 2021 ATM Facility provides that JonesTrading will continue to be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2021 ATM Facility. The Company has no obligation to sell any shares under the Amended Sales Agreement and may, at any time, suspend solicitation and offers under the 2021 ATM Facility. In the three months ended March 31, 2023, the Company did not sell shares of common stock, at-the-market under the Amended Sales Agreement. In the three months ended March 31, 2022, the Company sold 7,337,251 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $20,556. Since August 5, 2021, the Company has sold 14,611,756 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $41,421.
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis, proceeds from a license agreement with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) and issuance of a debt facility with K2 Health Ventures LLC (“K2HV”). The Company has a history of incurring losses and negative cash flows from operations. As of March 31, 2023, the Company had an accumulated deficit of $224,070.
The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of May 4, 2023, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.
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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The condensed balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year period.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. This standard became effective for the Company on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's financial position or results of operations.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
3. Marketable Securities
As of March 31, 2023, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$35,011	$—	(367)	$34,644
U.S. government agency bonds	16,169	—	(109)	16,060
Corporate bonds	$22,462	$3	$(96)	$22,369
	$73,642	$3	$(572)	$73,073
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	March 31, 2023
	Amortized Cost	Fair Value
Maturing in one year or less	$71,287	$70,721
Maturing after one year	2,355	2,352
	$73,642	$73,073

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)

As of December 31, 2022, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$50,080	$1	(714)	$49,367
U.S. government agency bonds	10,957	—	(184)	10,773
Corporate bonds	$13,891	$—	$(118)	$13,773
	$74,928	$1	$(1,016)	$73,913
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	December 31, 2022
	Amortized Cost	Fair Value
Maturing in one year or less	$73,446	$72,453
Maturing after one year	1,482	1,460
	$74,928	$73,913
The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2023 and 2022, there were no realized losses on sales of marketable securities. There were no marketable securities that required adjustment for other-than-temporary declines in fair value during the three months ended March 31, 2023 and 2022.
There were 22 securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2023. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2023 was $38,342. There were 20 securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022 was $34,079. There were 13 securities held in an unrealized loss position for more than twelve months as of March 31, 2023. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of March 31, 2023 was $29,659. There were 18 securities held in an unrealized loss position for more than twelve months as of December 31, 2022. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of December 31, 2022 was $36,857. As of March 31, 2023 and December 31, 2022, the Company assessed the unrealized losses on its available for sale investments in debt securities and determined it does not intend to sell the securities and it is not likely that it will be required to sell the securities prior to recovery. The Company also determined no portion of the unrealized losses relate to a credit loss.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,255	$—	$—	$14,255
Marketable securities:
U.S. Treasury notes	—	34,644	—	34,644
U.S. government agency bonds	—	16,060	—	16,060
Corporate bonds	—	22,369	—	22,369
	$14,255	$73,073	$—	$87,328

	Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$31,189	$—	$—	$31,189
Marketable securities:
U.S. Treasury notes	—	49,367	—	49,367
U.S. Government agency bonds	—	10,773	—	10,773
Corporate bonds	—	13,773	—	13,773
	$31,189	$73,913	$—	$105,102

As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s investments in U.S. Treasury notes, U.S. government agency bonds and corporate bonds were valued based on Level 2 inputs. Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes, U.S. government agency bonds and corporate bonds were valued by obtaining third-party pricing sources, which use quoted prices in active markets for similar securities or other inputs that are observable or can be corroborated by observable market data. These represent a Level 2 measurement within the fair value hierarchy. During the three months ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
5. Collaboration and License Agreements
Novartis Agreement
In January 2016, the Company entered into a collaboration agreement with Novartis, which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights, pursuant to which, Novartis initially had the right to exercise up to three purchased Options. Accordingly, Novartis had the ability to exclusively license the development, manufacturing and commercial rights for up to four targets (inclusive of CD73). As of March 31, 2023, the Company had received an aggregate of $150,000 from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, there were no Options remaining for purchase and exercise, and accordingly the Company’s performance obligations under the Novartis Agreement ended. Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325,000 and sales milestones of $200,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formerly SRF373). Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the Novartis Agreement.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Company did not recognize any revenue relating to the Novartis Agreement during the three months ended March 31, 2023 and 2022 as it does not have any remaining performance obligations under the agreement.
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
The Company assessed the GSK Agreement in accordance with ASC 606 and concluded that GSK is a customer. The Company identified the following promises under the contract: (i) a worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supplying Licensed Antibodies until an investigational new drug (“IND”) application is accepted by a regulatory authority (iii) transition services until an IND application is accepted by a regulatory authority; and (iv) participation on the joint development and joint patent committees. The Company assessed the above promises and determined that the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies is considered functional intellectual property and distinct from other promises under the contract. This functional license is distinct in the context of the GSK Agreement as GSK can benefit from the license on its own or together with other readily available resources. In addition, the supply and transition services are not complex or specialized, could be performed by another qualified third party, are not expected to significantly modify or customize the license to GSK4381562 and are expected to be performed only for a short period of time. The Company determined that the impact of participation on the joint development and joint patent committees was insignificant and had an immaterial impact on the accounting model. Based on these assessments, the Company identified three distinct performance obligations at the outset of the GSK Agreement.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Company determined the transaction price of the GSK Agreement, under ASC 606, to be $90,286, consisting of the upfront payment of $85,000 plus $4,524 for supply of the Licensed Antibodies and $762 for the transition services. The Company evaluated how much variable consideration related to clinical and regulatory milestones to include in the transaction price using the most likely amount approach and concluded that no amount should be included in the transaction price due to the high degree of uncertainty and risk associated with these potential payments. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.
As noted above, the Company identified three performance obligations in the GSK Agreement: (i) the delivery of the worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an IND application is accepted by a regulatory authority; and (iii) transition services until an IND application is accepted by a regulatory authority. The selling price of each performance obligation in the GSK Agreement was determined based on the Company’s standalone selling price with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company recognized revenue for the license performance obligation upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020, and GSK could begin to use and benefit from the license, the Company recognized $85,000 of license-related revenue during the year ended December 31, 2020. The Company recognized the costs allocated to supply services and transition services over time as the Company transferred control of these services and GSK received and consumed the benefit as the Company performed the services. The Company re-evaluated the transaction price at the end of each reporting period and as uncertain events were resolved, or other changes in circumstances occurred; adjusted its estimate of the transaction price as necessary.
In November 2021, GSK notified the Company it received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result the Company’s performance obligations under the GSK Agreement ended. The transition and supply services were completed in November 2021.
In March 2022, GSK notified the Company it had dosed the first patient in its Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. The Company concluded the variable consideration associated with this milestone was no longer constrained and recognized $30,000 in license-related revenue for the three months ended March 31, 2022, as it had no further performance obligations associated with the milestone. The Company did not recognize license-related revenue under the GSK Agreement during the three months ended March 31, 2023.
For the three months ended March 31, 2023 and 2022, the Company recognized the following totals of license-related revenue:

	Three months ended March 31,
	2023	2022
License-related revenue	$—	$30,000
6. Stockholders’ Equity
Common Stock
As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through March 31, 2023.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
As of March 31, 2023 and December 31, 2022, the Company had reserved 26,827,193 and 23,936,163 shares, respectively, of common stock for the exercise of outstanding stock options, shares to be issued under the 2021 ATM Facility, shares to be issued upon the conversion of the Loan Agreement (as defined in Note 8 below), as amended, shares to be issued upon the vesting of restricted stock units and the number of shares remaining available for future grant under the Company’s 2018 Plan, Inducement Plan and ESPP (each defined in Note 7 below).
In August 2021, the Company entered into the Amended Sales Agreement with JonesTrading to allow the issuance and sale of up to $80,000 in shares of the Company’s common stock, from time to time. During the three months ended March 31, 2023, the Company did not sell shares of common stock, at-the-market under the Amended Sales Agreement. During the three months ended March 31, 2022, the Company sold 7,337,251 shares of common stock, at-the-market under the Amended Sales Agreement for net proceeds of $20,556. Since August 5, 2021, the Company has sold 14,611,756 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $41,421.
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
As of March 31, 2023, 271,786 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over three years and expire after ten years.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	8,233,330	$5.74	6.68	$159
Granted	3,058,400	0.69
Exercised	—	—
Forfeited	(100,599)	4.76
Outstanding as of March 31, 2023	11,191,131	$4.37	7.40	$145
Options exercisable at March 31, 2023	5,926,959	$5.90	5.74	$118
Vested and expected to vest at March 31, 2023	11,191,131	$4.37	7.40	$145

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2023 and year ended December 31, 2022 was $0.50 and $2.28, respectively.
As of March 31, 2023 and December 31, 2022, there were outstanding stock options held by non-employees for the purchase of 260,570 shares of common stock with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of March 31, 2023, a total of 1,873,627 shares of common stock were reserved for issuance under this plan.
For the three months ended March 31, 2023, the Company issued 137,917 shares of common stock under the ESPP. For the three months ended March 31, 2022, the Company issued 51,329 shares of common stock under the ESPP.
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

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The following table summarizes the Company’s stock option under the Inducement Plan activity since December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	210,400	$2.61	9.36	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2023	210,400	$2.61	9.11	$—
Options exercisable at March 31, 2023	26,541	$3.64	8.92	$—
Vested and expected to vest at March 31, 2023	210,400	$2.61	9.11	$—
The Company did not grant stock options under the Inducement Plan during the three months ended March 31, 2023. The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2022 was $2.41. As of March 31, 2023, 389,600 shares were available for future issuance under the Inducement Plan.
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock units may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. In 2022, the Company granted 732,000 RSUs, of which 40% vested in August 2022 and 60% will vest in August 2023, as long as the applicable individual remains an employee of the Company at such time.
The table below summarizes the Company’s RSU activity since December 31, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2022	385,980	$3.64
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested restricted stock units as of March 31, 2023	385,980	$3.64
The expense related to RSUs granted to employees was $346 and $209 for the three months ended March 31, 2023 and 2022, respectively.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options, ESPP and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended March 31,
	2023	2022
Research and development expenses	$646	$584
General and administrative expenses	1,000	1,281
	$1,646	$1,865

As of March 31, 2023, the Company had an aggregate of $10,059 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.35 years.
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
In August 2020, the Lender elected to convert $2,000 of the outstanding term loan amount into 1,282,050 shares of the Company’s common stock, in accordance with the Loan Agreement. In February 2021, the Lender elected to convert $1,500 of the outstanding term loan amount into 961,538 shares of the Company’s common stock, in accordance with the Loan Agreement. After the conversions, the outstanding principal balance was $14,000.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
In October 2021, the Loan Agreement was amended. Under the First Loan Amendment, the Lender made available to the Company term loans in an aggregate principal amount of up to $50,000, in three potential tranches: (i) a $25,000 term loan facility (including refinancing of the Company’s outstanding amounts under the Loan Agreement) funded on October 1, 2021 (the “First Tranche Refinancing Term Loan”), (ii) up to a $15,000 term loan facility (the “Second Tranche Refinancing Term Loan”), and (iii) an up to $10,000 term loan facility (the “Third Tranche Refinancing Term Loan”) (together the "Refinancing Term Loans"). All three of these tranches have a maturity date of October 1, 2025.
Borrowings under all three tranches of the term loan facility bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (A) the greater of (x) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) or (y) 3.25%, plus (B) 5.25%. As of March 31, 2023, the interest rate was increased to 13.25%. Under the First Loan Amendment, the Company is permitted to make interest-only payments on the outstanding principal balance of the term loan for approximately eighteen months following the funding date. The interest-only period could have been extended by an additional nine months, subject to the Company raising net cash proceeds from financing activities (including without limitation sales of the Company’s securities and up-front or milestone payments pursuant to existing or new strategic partnerships), in an aggregate amount of at least $100,000. The term of the loan facility is 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.
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
In September 2022, the Company entered into the Second Loan Amendment. Under the Second Loan Amendment, the loan facility continues to carry a 48-month term with interest only payments extended for ten months, ending on February 1, 2024. In addition, the Lender may, at its option, elect to convert any portion of no more than $4,500 of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of (i) with respect to the first $500 converted, $1.56 per share and (ii) with respect to any additional amounts converted in excess of $500, $1.83 per share. The effective interest rate of the term loan as of March 31, 2023 is 15.99%.
The Second Loan Amendment was accounted for as a debt modification. The financing costs were immaterial. The Company recorded interest expense related to the loan facility of $932 and $682 for the three months ended March 31, 2023 and 2022, respectively. The fair value of the loan at March 31, 2023 approximates its face amount.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Future principal debt payments on the loan payable are as follows:

March 31, 2023
2023	—
2024	12,339
2025	12,661
Total principal payments	25,000
Fee due in 2023	1,063
Final fee due at maturity in 2025	779
Total principal payments and final fee	26,842
Unamortized debt discount and final fee	(1,135)
Note payable	$25,707
9. Net Income (Loss) per Share
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three months ended March 31,
	2023	2022

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(19,741)	$6,199
Denominator:
Weighted average commons shares outstanding — basic	60,627,993	48,606,055
Net income (loss) per share — basic	$(0.33)	$0.13

Diluted net income (loss) per share:
Numerator:
Net income (loss) - basic	$(19,741)	$6,199
Interest expense on convertible note payable	—	122
Net income (loss) - diluted	$(19,741)	$6,321
Denominator:
Weighted average commons shares outstanding — basic	60,627,993	48,606,055
Shares issuable upon conversion of convertible notes, as if converted	—	832,677
Dilutive effect of restricted stock units	—	230
Dilutive effect of common stock equivalents	—	377,822
Weighted average common shares outstanding - diluted	60,627,993	49,816,784
Net income (loss) per share — diluted	$(0.33)	$0.13

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2023, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

March 31,
2023
Stock options to purchase common stock	11,401,531
Shares to be issued under the 2018 ESPP	1,873,627
RSU’s issued and expected to vest	385,980
Shares available from conversion of note payable	2,506,306
16,167,444
10. Income Taxes
The Company did not provide for any income taxes for the three months ended March 31, 2023 or 2022.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.
As of March 31, 2023 and December 31, 2022, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2019 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.
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
In the three months ended March 31, 2023 and 2022, the Company recognized sublease income of $643 and $656, respectively.
As of March 31, 2023, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2023	$1,907
2024	1,494
$3,401

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
During the three months ended March 31, 2023 and 2022, the Company made no cash payments to Novartis related to the Novartis Agreement. As of March 31, 2023 and 2022, no amounts were due from Novartis. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the three months ended March 31, 2023 or 2022.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC.
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
Our second clinical-stage program, SRF114, is a highly specific afucosylated immunoglobulin isotype G1, or IgG1, antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells, or Treg cells, in the TME. SRF114 is designed to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity, or ADCC, and/or antibody-dependent cellular phagocytosis, or ADCP, leading to anti-tumor activity in preclinical models. In January 2023, we initiated a Phase 1/2 clinical trial investigating SRF114 in patients with advanced solid tumors. Part A, the monotherapy dose-escalation portion of the study, will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of SRF114 in patients with advanced solid tumors. Once Part A is completed, Part B will evaluate SRF114 in up to 40 patients with head and neck squamous cell carcinoma, or HNSCC, as a monotherapy. We expect to provide initial clinical data in 2024.

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
We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including SRF388, SRF114, SRF617, NZV930 and GSK4381562, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis and license agreement with GSK and a debt financing. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $102.1 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $19.7 million for the three months ended March 31, 2023. Our net income was $6.2 million for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $224.1 million. We expect to continue to incur significant expenses and operating losses for at least the next several years, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of March 31, 2023 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2024, excluding any future milestone payments from Novartis or GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Collaboration Agreement with Novartis
In January 2016, we entered into a collaboration agreement with Novartis, which was subsequently amended in May 2016, July 2017, September 2017 and October 2018, or as amended, the Novartis Agreement, to develop next-generation cancer therapies. Under the Novartis Agreement, as amended, we were responsible for performing research on antibodies that bind to CD73 and four other specified targets. We were responsible for all costs and expenses incurred by, or on behalf of, us in connection with the research.
Upon entering into the Novartis Agreement, we received an upfront payment of $70.0 million from Novartis and granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. In addition, we initially granted Novartis the right to purchase exclusive option rights, each an Option, to up to four specified targets, including certain research, development, manufacturing and commercialization rights. Pursuant to the Novartis Agreement, Novartis initially had the right to exercise up to three purchased Options. In January 2020, Novartis did not purchase and exercise its single remaining Option under the Novartis Agreement and, as a result, the option purchase period expired. Accordingly, there are no Options remaining eligible for purchase and exercise by Novartis, and our performance obligations under the Novartis Agreement have ended. We are currently entitled to potential development milestones of $325.0 million; and potential sales milestones of $200.0 million, as well as tiered royalties on annual net sales of NZV930 by Novartis ranging from high single-digit to mid-teens percentages. Such amounts of potential milestone payments assume the successful clinical development and achievement of all sales milestones for NZV930.

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
Through March 31, 2023, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer had any performance obligations under the Novartis Agreement. We did not recognize any collaboration revenue - related party in the three months ended March 31, 2023 or 2022.
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
Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85.0 million and was required to make additional payments to us for supply services and transition services initially estimated to be $4.3 million and $1.0 million, respectively. In March 2022, GSK initiated a Phase 1 clinical trial of GSK4381562 in patients with solid tumors, triggering a $30.0 million milestone payment. We are eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Such amounts of potential milestone payments assumes the successful clinical development and achievement of all sales milestones for GSK4381652.
Under ASC 606 we account for (i) the delivery of the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an investigational new drug, or IND, application is accepted by a regulatory authority; and (iii) transition services until an IND application is accepted by a regulatory authority as separate and distinct performance obligations. We determined the transaction price under ASC 606 at the inception of the GSK Agreement to be $90.3 million, consisting of the upfront payment of $85.0 million plus $4.5 million for supply of the Licensed Antibodies and $0.8 million for the transition services. We recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, we recognized $85.0 million of license-related revenue during the year ended December 31, 2020 under the GSK Agreement. We recognized the portion of the transaction price allocated to supply services and transition services over time. We transfer control of these services over time and GSK receives and consumes the benefit over time as we perform the services.
In November 2021, GSK received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result our performance obligations under the GSK Agreement ended. No amount of the transaction price allocated to the performance obligations was unsatisfied as of November 2021.
In March 2022, GSK notified us it had dosed the first patient in their Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. We concluded the variable consideration associated with this milestone was no longer constrained and recognized $30.0 million in license-related revenue for the three months ended March 31, 2022, as we had no further performance obligations associated with the milestone. We did not recognize license-related revenue under the GSK Agreement in the three months ended March 31, 2023.
Through March 31, 2023, we have received $85.0 million from GSK in upfront payments, $30.0 million in clinical milestones and $5.3 million in reimbursement for the transition and supply services performed.

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
The following table summarizes our research and development expenses by program:

	Three months ended March 31,
	2023	2022

	(in thousands)
SRF388	4,204	4,884
SRF114	1,332	1,335
SRF617	1,582	3,758
GSK4381562	—	4
Other early-stage programs	178	86
Unallocated research and discovery expenses	6,481	6,557
Total research and development expenses	$13,777	$16,624

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will decrease in the future as a result of the strategic decision to pause the SRF617 program as well as the reduction in headcount relating to the corporate restructuring announced in November 2022. This will be partially offset by increased clinical development costs as we advance our SRF388 Phase 2 clinical trials and SRF114 Phase 1/2 clinical trial.
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
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities as well as interest paid on our loan and security agreement, or the Loan Agreement, with K2HV.

Results of Operations
Comparison of Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, along with the changes in those items:

	Three months ended March 31,
	2023	2022	2023 v 2022
	(in thousands)
License related revenue	$—	$30,000	$(30,000)
Operating expenses:
Research and development	13,777	16,624	(2,847)
General and administrative	5,886	6,540	(654)
Total operating expenses	19,663	23,164	(3,501)
Loss from operations	(19,663)	6,836	(26,499)
Interest and other income (expense), net	(78)	(637)	559
Net loss	$(19,741)	$6,199	$(25,940)
License-Related Revenue
We did not recognize license-related revenue during the three months ended March 31, 2023. During the three months ended March 31, 2022, we recognized $30.0 million related to the achievement of the first clinical milestone under the GSK Agreement as a result of the first patient dosed in GSK’s Phase 1 study of GSK4381562 in patients with solid tumors in March 2022.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022, along with the changes in those items:

	Three months ended March 31,
	2023	2022	2023 v 2022
	(in thousands)
Direct research and development expenses by program:
SRF388	$4,204	$4,884	$(680)
SRF114	1,332	1,335	(3)
SRF617	1,582	3,758	(2,176)
GSK4381562	—	4	(4)
Other early-stage programs	178	86	92
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	4,392	4,268	124
Facility related and other	2,089	2,289	(200)
Total research and development expenses	$13,777	$16,624	$(2,847)
Research and development expenses were $13.8 million for the three months ended March 31, 2023, compared to $16.6 million for the three months ended March 31, 2022. The decrease of $2.8 million was primarily due to decreases of $0.7 million in external costs for our SRF388 program, $2.2 million in external costs for our SRF617 program and $0.1 million for research and discovery and unallocated costs, which were partially offset by an increase of $0.1 million in external costs for our other early-stage programs.
The decrease in research and development expenses for our SRF388 program was primarily due to a reduction in manufacturing costs.

The decrease in research and development expenses for our SRF617 program was primarily due to the strategic decision to pause the program as a part of our corporate restructuring in November 2022.
The decrease in research and discovery and unallocated expenses was primarily due to a reduction in consulting costs.
The increase in other early-stage programs was primarily due to preclinical costs for the development of new targets.
General and Administrative Expenses
General and administrative expenses were $5.9 million for the three months ended March 31, 2023, compared to $6.5 million for the three months ended March 31, 2022. The decrease primarily relates to personnel-related costs from reduced headcount and a reduction in professional fees.
Interest and Other Income (Expense), Net
Interest and other income (expense), net was approximately $(0.1) million and $(0.6) million during the three months ended March 31, 2023 and 2022, respectively, due primarily to interest expense related to the Loan Agreement, as amended, partially offset by interest income on invested balances of our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Novartis Agreement and the GSK Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Novartis Agreement, the GSK Agreement and a debt financing. Through March 31, 2023, we had received gross proceeds of $247.3 million from public and private sales of our securities, $25.0 million from the Loan Agreement with K2HV, $120.3 million from the GSK Agreement and $150.0 million from the Novartis Agreement.
In November 2019, we entered into the Loan Agreement with K2HV, which was subsequently amended in October 2021 and September 2022, pursuant to which K2HV agreed to make available to us term loans in an aggregate principal amount of up to $50.0 million, in three tranches. To date, we have drawn down $25.0 million in principal balance from the loan. Pursuant to the terms of the Loan Agreement, we are required to maintain a minimum cash balance of $30.0 million, excluding cash held by our wholly owned subsidiary, Surface Securities Corporation, a Massachusetts corporation, in order to maintain any cash with Surface Securities Corporation.
In August 2021, we entered into an amendment to our existing Capital on Demand™ Sales Agreement (the “Amended Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”), to allow the issuance and sale of up to $80 million in shares of our common stock, from time to time. As of March 31, 2023, we have sold 14,611,756 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $41.4 million.
Effective November 1, 2022, our Board of Directors approved a corporate restructuring to pause the internal clinical development of SRF617 and focus resources on the advancement of our SRF388 and SRF114 programs. We recorded a charge of $4.0 million in the fourth quarter of 2022, consisting of severance, benefits, outplacement services and costs associated with terminating contracts.
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $102.1 million.
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

Future Funding Requirements
We expect our expenses will decrease in the future as a result of the corporate restructuring and strategic decision to pause the SRF617 program announced in November 2022. This will be partially offset by increased clinical development costs as we advance our SRF388 Phase 2 clinical trials and SRF114 Phase 1/2 clinical trial. Additionally, we expect to continue to incur additional costs associated with operating as a public company.
We believe that our existing cash, cash equivalents, and marketable securities, as of May 4, 2023, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2024, excluding any future milestone payments from Novartis or GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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

Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,439)	$(23,566)
Investing activities	1,434	12,465
Financing activities	77	20,713
Net increase (decrease) in cash and cash equivalents and restricted cash	$(21,928)	$9,612
Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $23.4 million, primarily due to our net loss of $19.7 million and changes in our operating assets and liabilities of $6.3 million, partially offset by non-cash charges of $2.6 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted primarily of an increase of $0.8 million in prepaid expenses and other current assets, a $5.6 million decrease in accrued expenses and other current liabilities, a decrease of $0.7 million in our operating lease liability, and $0.9 million increase in accounts payable. The decrease in accrued expenses and other current liabilities is primarily due to a reduction in manufacturing fees and professional fees. The increase in prepaid expenses and other current assets is a result of increased clinical expenses. The decrease in our operating lease liability is a result of rental payments made on our operating leases, and the increase in accounts payable is a result of timing of payments.
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
Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities was $1.4 million, consisting of proceeds from sales or maturities of marketable securities of $18.4 million, which was partially offset by purchases of marketable securities of $16.9 million and purchases of property and equipment of $0.0 million.
During the three months ended March 31, 2022, net cash provided by investing activities was $12.5 million related to the proceeds from sales or maturities of marketable securities.
Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million, consisting of proceeds of $0.1 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan.
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

During the three months ended March 31, 2023, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.
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
Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since our Annual Report on Form 10-K filed with the SEC on March 9, 2023.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Smaller Reporting Company and Emerging Growth Company Status
We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.
We are also an “emerging growth company.” As such, the Jumpstart Our Business Startups Act of 2012 allows us to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of March 31, 2023 consisted of cash and investments in money market funds, U.S. Treasury notes, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates, which have risen in the past few months and may continue to rise; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2021, we filed an opposition in the EPO, opposing the grant of European Patent No. EP 3153526B1 to INSERM (Institut National de la Santé et de la Recherche Médicale), or the INSERM Patent. We are one of four parties opposing the grant of the INSERM Patent, which relates generally to pharmaceutical compositions comprising anti-CD39 antibodies which inhibit activity of Treg cells for use in the treatment or prevention of cancers. We are currently awaiting a summons to oral proceedings. Accordingly, final resolution of the opposition may be several years in the future.
From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.
Item 1A.     Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Surface Oncology, Inc.
Date: May 4, 2023	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer (Principal Executive Officer)
Date: May 4, 2023	By:	/s/ Jessica Fees
Jessica Fees
Chief Financial Officer
(Principal Financial and Accounting Officer)