Form 10-Q
period 2023-06-30
Surface Oncology, Inc.
filed 2023-08-02
CIK 1718108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

As of July 31, 2023, the registrant had 60,824,474 shares of common stock $0.0001 par value per share, outstanding.

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
•the completion of the proposed merger with Coherus BioSciences Inc.;
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
i

ii

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements.
SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,842	$50,910
Marketable securities	41,416	73,913
Prepaid expenses and other current assets	4,330	4,317
Total current assets	60,588	129,140
Property and equipment, net	2,499	4,866
Operating lease right-of-use asset	2,919	24,307
Restricted cash	—	1,595
Other assets	—	2
Total assets	$66,006	$159,910
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$609	$256
Accrued expenses and other current liabilities	6,731	10,214
Operating lease liability	9,488	5,790
Total current liabilities	16,828	16,260
Operating lease liability, non-current	—	24,662
Convertible note payable, non-current	—	25,585
Total liabilities	16,828	66,507
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 60,730,274 and 60,578,956 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	301,655	298,741
Accumulated other comprehensive loss	(221)	(1,015)
Accumulated deficit	(252,262)	(204,329)
Total stockholders’ equity	49,178	93,403
Total liabilities and stockholders’ equity	$66,006	$159,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
License-related revenue	$—	$—	$—	$30,000
Operating expenses:
Research and development	13,831	18,198	27,608	34,822
General and administrative	8,576	6,426	14,460	12,967
Restructuring charges	3,234	—	3,234	—
Total operating expenses	25,641	24,624	45,302	47,789
Loss from operations	(25,641)	(24,624)	(45,302)	(17,789)
Interest expense	(3,108)	(733)	(4,040)	(1,415)
Other income (expense), net	557	144	1,409	190
Net loss	(28,192)	(25,213)	(47,933)	(19,014)
Net loss per share — basic and diluted	$(0.46)	$(0.46)	$(0.79)	$(0.37)
Weighted average common shares outstanding — basic and diluted	60,717,899	54,654,822	60,673,195	51,647,148
Comprehensive loss:
Net loss	$(28,192)	$(25,213)	$(47,933)	$(19,014)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	348	(259)	794	(949)
Comprehensive loss	$(27,844)	$(25,472)	$(47,139)	$(19,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2022	60,578,956	$6	$298,741	$(1,015)	$(204,329)	$93,403
Issuance of common stock under stock purchase plan	137,917	—	77	—	—	77
Stock-based compensation expense	—	—	1,646	—	—	1,646
Unrealized gain on marketable securities	—	—	—	446	—	446
Net loss	—	—	—	—	(19,741)	(19,741)
Balances at March 31, 2023	60,716,873	$6	$300,464	$(569)	$(224,070)	$75,831
Issuance of common stock upon exercise of stock options	13,401	—	5	—	—	5
Stock-based compensation expense	—	—	1,186	—	—	1,186
Unrealized gain on marketable securities	—	—	—	348	—	348
Net loss	—	—	—	—	(28,192)	(28,192)
Balances at June 30, 2023	60,730,274	6	301,655	(221)	(252,262)	49,178

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	46,958,776	$5	$259,859	$(221)	$(140,743)	$118,900
Issuance of common stock upon exercise of stock options	208	—	—	—	—	—
Issuance of common stock under stock purchase plan	51,329	—	157	—	—	157
Issuance of common stock upon public offering, net of issuance costs	7,337,251	1	20,555	—	—	20,556
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized loss on marketable securities	—	—	—	(690)	—	(690)
Net income	—	—	—	—	6,199	6,199
Balances at March 31, 2022	54,347,564	$6	$282,436	$(911)	$(134,544)	$146,987
Issuance of common stock upon exercise of stock options	9,135	—	11	—	—	11
Issuance of common stock under stock purchase plan	2,234	—	7	—	—	7
Issuance of common stock upon public offering, net of issuance costs	1,025,935	—	2,110	—	—	2,110
Stock-based compensation expense	—	—	2,073	—	—	2,073
Unrealized loss on marketable securities	—	—	—	(259)	—	(259)
Net loss	—	—	—	—	(25,213)	(25,213)
Balances at June 30, 2022	55,384,868	6	286,637	(1,170)	(159,757)	125,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

SURFACE ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(47,933)	$(19,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,307	691
Stock-based compensation expense	2,832	3,938
Non-cash interest expense related to note payable	2,665	296
Net amortization of premiums and discounts on marketable securities	(211)	276
Gain on disposal of property and equipment	(29)	—
Non-cash operating lease cost	1,911	1,172
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(13)	(1,660)
Other assets	2	157
Accounts payable	353	(1,128)
Accrued expenses and other current liabilities	(3,397)	(2,395)
Operating lease liability	(1,487)	(1,304)
Net cash used in operating activities	(43,000)	(18,971)
Cash flows from investing activities:
Purchases of property and equipment	—	(146)
Proceeds from sales of property and equipment	3	—
Purchases of marketable securities	(35,568)	(15,690)
Proceeds from sales or maturities of marketable securities	69,070	30,745
Net cash provided by investing activities	33,505	14,909
Cash flows from financing activities:
Payments made on convertible note payable	(28,250)	—
Proceeds from issuance of common stock upon public offering, net	—	22,666
Proceeds from employee stock purchases	77	164
Proceeds from exercise of stock options	5	11
Net cash provided by (used in) financing activities	(28,168)	22,841
Net increase (decrease) in cash and cash equivalents and restricted cash	(37,663)	18,779
Cash and cash equivalents and restricted cash at beginning of period	52,505	57,640
Cash and cash equivalents and restricted cash at end of period	$14,842	$76,419
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,666	$1,097
Supplemental disclosure of non-cash investing and financing activities:
Re-measurement of right-of-use asset and related lease liability	$(19,477)	$755
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$92

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
On August 5, 2021, the Company entered into an amendment to its existing Capital on Demand™ Sales Agreement (the “Amended Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”), to allow the issuance and sale of up to $80,000 in gross proceeds, from time to time during the term of the Amended Sales Agreement, through an “at-the-market” equity offering program under which JonesTrading will act as the Company’s sales agent (the “2021 ATM Facility”). The 2021 ATM Facility provides that JonesTrading will continue to be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the 2021 ATM Facility. The Company has no obligation to sell any shares under the Amended Sales Agreement and may, at any time, suspend solicitation and offers under the 2021 ATM Facility. In the three and six months ended June 30, 2023, the Company did not sell shares of common stock, at-the-market under the Amended Sales Agreement. In the three and six months ended June 30, 2022, the Company sold 1,025,935 and 8,363,186 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $2,110 and $22,666. Since August 5, 2021, the Company has sold 14,611,756 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $41,421.
Proposed Transaction with Coherus BioSciences, Inc.
On June 15, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Coherus BioSciences, Inc., a Delaware corporation (“Parent” or “Coherus”), Crimson Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub I”) and Crimson Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”).
Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving such First Merger as a wholly owned subsidiary of Parent, and, as part of the same overall transaction, promptly after the First Merger, the surviving entity of the First Merger will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger (the “Surviving Entity”).
Under the Merger Agreement, at the effective time of the First Merger (the “Effective Time”), each share of common stock, $0.0001 par value per share, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than treasury shares, any shares of Company Common Stock held directly by Parent or Merger Subs immediately prior to the Effective Time and shares of Company Common Stock issued and outstanding immediately prior to the Effective Time and held by any holder who properly demands appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) will be converted automatically into and shall thereafter represent the right to receive consideration per share consisting of:

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
•a number of shares of common stock, par value $0.0001 per share, of Parent (the “Parent Common Stock”) equal to the exchange ratio (the “Exchange Ratio”) determined by dividing (x) the quotient obtained by dividing (1) $40,000,000 plus Company’s net cash as of the closing of the Mergers (the “Closing”), as calculated in accordance with the Merger Agreement, by (2) $5.2831 (the “Parent Stock Price”), by (y) the total number of shares of Company Common Stock outstanding immediately prior to the Effective Time, on a fully-diluted and as-converted basis as determined in accordance with the Merger Agreement (the “Upfront Consideration”), plus any cash payable in lieu of a fractional share of Parent Common Stock; and
•one contingent value right (a “CVR”) representing the right to receive the CVR Payment Amount (as defined in the Merger Agreement), as provided for in the CVR Agreement (as defined in the Merger Agreement) (collectively, with the Upfront Consideration, the “Merger Consideration”).
At the Effective Time, each option (a “Company Stock Option”) to purchase Company Common Stock granted under Company’s equity incentive plans that is outstanding immediately prior to the Effective Time shall be converted, assumed or cancelled as follows:
•each Company Stock Option with an exercise price per share that is less than the value of the Upfront Consideration (an “In-the-Money Option”) shall be cancelled and converted into the right to receive:
a.a number of shares of Parent Common Stock, subject to certain exceptions for fractional shares and applicable withholdings, equal to the quotient of (x) the product of (1) the total number of shares of vested and unvested Company Common Stock underlying the In-the-Money Option multiplied by (2) the excess of the value of the Upfront Consideration over the exercise price of such In-the-Money Option, divided by (y) the Parent Stock Price; and
b.a number of CVRs equal to the vested and unvested shares of Company Common Stock underlying the In-the-Money Option;
•each Company Stock Option held by a Company employee who continues employment with Parent and its affiliates after the Effective Time (a “Covered Employee”) and with an exercise price that is equal to or greater than the value of the Upfront Consideration (each, an “Underwater Option”) shall be assumed by Parent and converted into an option to acquire shares of Parent Common Stock (an “Assumed Option”), and with the same vesting schedule and other terms and conditions applicable to such Assumed Option immediately prior to the Effective Time, except that (i) each Assumed Option shall become exercisable for a number of shares of Parent Common Stock equal to the product (rounded down to the next whole number of shares) of (x) the number of shares of Company Common Stock that would have been issuable upon full exercise of such Assumed Option immediately prior to the Effective Time multiplied by (y) the Exchange Ratio, and (ii) the per share exercise price for such Assumed Option shall equal the quotient (rounded up to the next whole cent) obtained by dividing the exercise price per share of the Company Common Stock as of immediately prior to the Effective Time by the Exchange Ratio; and
•each Underwater Option held by a Company employee who is not a Covered Employee shall be cancelled, and the holder of such Underwater Option shall receive no Merger Consideration with respect to such Underwater Option.
At the Effective Time, each Company restricted stock unit award (a “Company RSU Award”), whether vested or unvested, that is outstanding immediately prior to the Effective Time shall automatically be converted into the right to receive the Merger Consideration in respect of each share of Company Common Stock subject to such Company RSU Award, subject to certain exceptions for fractional shares and applicable withholdings.
Each CVR entitles the holder thereof to receive contingent payments, without interest, and subject to deduction for any required tax withholding, if applicable, equal to (i) the dollar amount of the Net CVR Payments (as defined below) received during the 10-year period following the Closing (the “CVR Term”) divided by (ii) the total number of outstanding CVRs (the “CVR Payment Amount”).
For each fiscal quarter during the CVR Term (each, a “CVR Payment Period”), the “Net CVR Payments” shall equal the sum of the following, less any permitted deductions (as set forth in the CVR Agreement).

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
•70% of all milestone- and royalty-based payments actually received by Parent, the Surviving Entity or their affiliates from GlaxoSmithKline Intellectual Property (No. 4) Limited under the License Agreement, dated December 16, 2020, between Company and GlaxoSmithKline Intellectual Property (No. 4) Limited;
•70% of all milestone- and royalty-based payments actually received by Parent, the Surviving Entity or their affiliates from Novartis Institute for Biomedical Research, Inc. under the collaboration agreement, dated January 9, 2016, between Company and Novartis Institute for Biomedical Research, Inc.;
•25% of any upfront payment actually received by Parent, the Surviving Entity or their affiliates under an agreement entered into by the Parent, the Surviving Entity or their affiliates after the Closing granting a third party development, manufacture or commercialization rights for the Company’s SRF114 proprietary drug product candidate in any market outside of the United States, less development costs and expenses incurred by Parent, the Surviving Entity or their affiliates after the Closing for the development of SRF114; and
•50% of any upfront payment actually received by Parent, the Surviving Entity or their affiliates under an agreement entered into by Parent, the Surviving Entity or their affiliates after the Closing granting a third party development, manufacture or commercialization rights for the Company’s SRF388 proprietary drug product candidate in any market outside of the United States, less development costs and expenses incurred by Parent, the Surviving Entity or their affiliates after the Closing for the development of SRF388.
The obligations of the Company and Parent to consummate the Mergers and the other transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of certain conditions, including: (i) the Company’s net cash being no less than $19,600 as of the date of determination; (ii) the adoption of the Merger Agreement by holders of at least a majority of the Company Common Stock outstanding; (iii) Parent’s Registration Statement on Form S-4 to be filed in connection with the Mergers having become effective and not subject to any stop order, and the shares of Parent Common Stock issuable in the Mergers having been approved for listing on the Nasdaq; (iv) execution of the CVR Agreement by Parent and the Rights Agent; and (v) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Mergers and the absence of any material adverse effect for the Company or Parent. The parties have also made certain representations, warranties and covenants in the Merger Agreement, including covenants to conduct their respective businesses in the ordinary course in all material respects between the signing of the Merger Agreement and the Closing, prohibiting the parties from engaging in certain kinds of activities during such period without the consent of the other party and the use of commercially reasonable efforts to cause the conditions of the Mergers to be satisfied.
In connection with the announcement of the Mergers, and on June 15, 2023, the Company was required under the terms of that certain Loan and Security Agreement (the “Loan Agreement”), dated November 22, 2019, as amended on October 1, 2021 and September 21, 2022, by and among K2 HealthVentures, LLC and Ankura Trust Company, LLC (collectively, the “Secured Parties”) and the Company, to pay in full all outstanding loan obligations due to the Secured Parties which is further described in Note 8. In addition, on June 15, 2023, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with BMR-Hampshire LLC (the “Landlord”) pursuant to which the parties agreed to terminate that certain Lease (the “Lease”) relating to the Company’s corporate headquarters at 50 Hampshire Street in Cambridge, MA (the “Premises”). As consideration for the Company entering into the Termination Agreement, the Company agreed to pay $10,000 to the Landlord which is further described in Note 11.
Concurrent with the signing of the Merger Agreement, the Company announced a reduction in force as part of its cost savings efforts that resulted in the termination of approximately 50% of the Company’s remaining workforce (the “June Reduction in Force”). In connection with the June Reduction in Force, the affected employees will be provided severance benefits, including cash severance payments, acceleration of outstanding equity awards to the extent the Closing occurs within six months of such termination, and COBRA continuation or reimbursement, pursuant to each affected employee’s employment agreement with the Company or any applicable severance policy. Each affected employee’s eligibility for these severance benefits is contingent upon such employee’s entering into an effective separation agreement, which includes a general release of claims against the Company (the “Release Requirement”).

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from private and public sales of its securities, proceeds from a collaboration agreement with Novartis, proceeds from a license agreement with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) and issuance of a debt facility with K2 Health Ventures LLC (“K2HV”). The Company has a history of incurring losses and negative cash flows from operations. As of June 30, 2023, the Company had an accumulated deficit of $252,262.
As of August 2, 2023, the issuance date of this Quarterly Report on Form 10-Q, the Company expects that its operating losses and negative cash flows from operations will continue for the foreseeable future. In addition, the Company’s repayment in full of the Loan Agreement and entering into the Lease Termination Agreement negatively impacted the Company’s liquidity. In accordance with the requirements of ASC 205-40, management has concluded these factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.
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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023, as amended by the Form 10-K/A filed with the SEC on May 1, 2023.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The condensed balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year period.

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
3. Marketable Securities
As of June 30, 2023, the fair value of available-for-sale marketable debt securities by type of security was as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
U.S. Treasury notes	$13,433	$—	(43)	$13,390
U.S. government agency bonds	11,167	—	(75)	11,092
Corporate bonds	$17,037	$—	$(103)	$16,934
	$41,637	$—	$(221)	$41,416
The amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity are summarized as follows:

	June 30, 2023
	Amortized Cost	Fair Value
Maturing in one year or less	$39,271	$39,065
Maturing after one year	2,366	2,351
	$41,637	$41,416

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
The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the six months ended June 30, 2023 the Company recorded $110 of realized losses on sales of marketable securities. During the six month ended June 30, 2022, there were no realized losses on sales of marketable securities. The Company has the intent and ability to hold such marketable securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2023.
There were 15 securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2023. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2023 was $27,552. There were 20 securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022 was $34,079. There were 7 securities held in an unrealized loss position for more than twelve months as of June 30, 2023. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of June 30, 2023 was $13,863. There were 18 securities held in an unrealized loss position for more than twelve months as of December 31, 2022. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of December 31, 2022 was $36,857. As of June 30, 2023 and December 31, 2022, the Company assessed the unrealized losses on its available for sale investments in debt securities and determined it does not intend to sell the securities and it is not likely that it will be required to sell the securities prior to recovery. The Company also determined no portion of the unrealized losses relate to a credit loss.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
4. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,736	$—	$—	$6,736
Marketable securities:
U.S. Treasury notes	—	13,390	—	13,390
U.S. government agency bonds	—	11,092	—	11,092
Corporate bonds	—	16,934	—	16,934
	$6,736	$41,416	$—	$48,152

	Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$31,189	$—	$—	$31,189
Marketable securities:
U.S. Treasury notes	—	49,367	—	49,367
U.S. Government agency bonds	—	10,773	—	10,773
Corporate bonds	—	13,773	—	13,773
	$31,189	$73,913	$—	$105,102

As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s investments in U.S. Treasury notes, U.S. government agency bonds and corporate bonds were valued based on Level 2 inputs. Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes, U.S. government agency bonds and corporate bonds were valued by obtaining third-party pricing sources, which use quoted prices in active markets for similar securities or other inputs that are observable or can be corroborated by observable market data. These represent a Level 2 measurement within the fair value hierarchy. During the six months ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
5. Collaboration and License Agreements
Novartis Agreement
In January 2016, the Company entered into a collaboration agreement with Novartis, which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company granted Novartis a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). In addition, the Company initially granted Novartis the right to purchase exclusive option rights (each an “Option”) for up to four specified targets (each an “Option Target”) including certain development, manufacturing, and commercialization rights, pursuant to which, Novartis initially had the right to exercise up to three purchased Options. Accordingly, Novartis had the ability to exclusively license the development, manufacturing and commercial rights for up to four targets (inclusive of CD73). As of June 30, 2023, the Company had received an aggregate of $150,000 from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, there were no Options remaining for purchase and exercise, and accordingly the Company’s performance obligations under the Novartis Agreement ended. Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325,000 and sales milestones of $200,000, as well as tiered royalties on annual net sales by Novartis ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930 (formerly SRF373). Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the Novartis Agreement.
The Company did not recognize any revenue relating to the Novartis Agreement during the three and six months ended June 30, 2023 and 2022 as it does not have any remaining performance obligations under the agreement.
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
GSK Agreement
In December 2020, the Company entered into a license agreement with GSK, which was subsequently amended in August 2021 (as amended, the “GSK Agreement”). Pursuant to the GSK Agreement, the Company granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody GSK4381562 (formerly SRF813), targeting CD112R, also known as PVRIG (the “Licensed Antibodies”). GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing between the Company and GSK. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee. Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85,000 and was required to make additional payments to the Company for supply services and transition services initially estimated to be $4,314 and $950, respectively. In November 2021, GSK notified the Company it received clearance from the U.S. Food and Drug Administration (‘FDA”) for GSK4381562 to proceed into a first-in-human clinical trial, and as a result, the Company’s performance obligations under the GSK Agreement ended. In March 2022, the Company earned a $30,000 milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. The Company is eligible to receive up to $60,000 in additional clinical milestones and $155,000 in regulatory milestones. In addition, the Company may receive up to $485,000 in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
In March 2022, GSK notified the Company it had dosed the first patient in its Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. The Company concluded the variable consideration associated with this milestone was no longer constrained and recognized $30,000 in license-related revenue for the six months ended June 30, 2022, as it had no further performance obligations associated with the milestone. The Company did not recognize license-related revenue under the GSK Agreement during the three months ended June 30, 2022. The Company did not recognize license-related revenue under the GSK Agreement during the three and six months ended June 30, 2023.
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
License-Related Revenue
For the three and six months ended June 30, 2023 and 2022, the Company recognized the following totals of license-related revenue:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
License-related revenue	$—	$—	$—	$30,000
6. Stockholders’ Equity
Common Stock
As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any outstanding preferred stock. No dividends have been declared or paid by the Company through June 30, 2023.
As of June 30, 2023 and December 31, 2022, the Company had reserved 24,307,486 and 23,936,163 shares, respectively, of common stock for the exercise of outstanding stock options, shares to be issued under the 2021 ATM Facility, shares to be issued upon the vesting of restricted stock units and the number of shares remaining available for future grant under the Company’s 2018 Plan, Inducement Plan and ESPP (each defined in Note 7 below).
In August 2021, the Company entered into the Amended Sales Agreement with JonesTrading to allow the issuance and sale of up to $80,000 in shares of the Company’s common stock, from time to time. During the three and six months ended June 30, 2023, the Company did not sell shares of common stock, at-the-market under the Amended Sales Agreement. During the three and six months ended June 30, 2022, the Company sold 1,025,935 and 8,363,186 shares of common stock, at-the-market under the Amended Sales Agreement for net proceeds of $2,110 and $22,666. Since August 5, 2021, the Company has sold 14,611,756 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $41,421.

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
As of June 30, 2023, 1,457,618 shares were available for future issuance under the 2018 Plan.
Stock options granted under the 2014 Plan and 2018 Plan to employees generally vest over three years and expire after ten years.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	8,233,330	$5.74	6.68	$159
Granted	3,068,900	0.69
Exercised	(13,401)	0.35
Forfeited	(1,189,831)	2.65
Outstanding as of June 30, 2023	10,098,998	$4.58	6.95	$604
Options exercisable at June 30, 2023	6,305,828	$5.78	5.66	$188
Vested and expected to vest at June 30, 2023	10,098,998	$4.58	6.95	$604

Concurrent with the June Reduction in Force, 1,062,115 stock options were forfeited upon employee termination. The affected employees were provided severance benefits, including acceleration of outstanding equity awards to the extent the Closing occurs within six months of such termination, pursuant to each affected employee’s employment agreement with the Company. Pursuant to the terms of the Merger Agreement, at the Effective Time, each In-the-Money Option, will be converted into the right to receive a number of shares of Parent Common Stock equal to the Exchange Ratio and a number of CVRs equal to the vested and unvested shares of Company Common Stock underlying the In-the-Money Option. Each Underwater Option held by a Company employee who is not a Covered Employee will be cancelled. This modification to the terms of their awards was accounted for as a Type IV modification as it was improbable-to-improbable that the forfeited awards would vest, which would result in a new modification date fair value. If the Closing occurs within six months of such termination, compensation expense will be recorded upon the Closing equal to the modification date fair value of the award.
The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2023 and year ended December 31, 2022 was $0.50 and $2.28, respectively.
As of June 30, 2023 and December 31, 2022, there were outstanding stock options held by non-employees for the purchase of 247,169 and 260,570 shares of common stock, respectively, with service-based vesting conditions.
2018 Employee Stock Purchase Plan
In April 2018, the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by its stockholders and became effective. A total of 256,818 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2019, and shall increase each January 1 thereafter through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of June 30, 2023, a total of 1,873,627 shares of common stock were reserved for issuance under this plan.
For the six months ended June 30, 2023, the Company issued 137,917 shares of common stock under the ESPP. The Company did not issue shares of common stock under the ESPP during the three months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company issued 2,234 and 53,563 shares of common stock under the ESPP, respectively.

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
The following table summarizes the Company’s stock option under the Inducement Plan activity since December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	210,400	$2.61	9.36	$—
Granted	—	—
Exercised	—	—
Forfeited	(9,113)	3.12
Outstanding as of June 30, 2023	201,287	$2.59	8.87	$—
Options exercisable at June 30, 2023	41,457	$3.26	8.72	$—
Vested and expected to vest at June 30, 2023	201,287	$2.59	8.87	$—
The Company did not grant stock options under the Inducement Plan during the three and six months ended June 30, 2023. The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2022 was $1.99. As of June 30, 2023, 398,713 shares were available for future issuance under the Inducement Plan.
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock units may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. In 2022, the Company granted 732,000 RSUs to employees. 40% of each employee grant vested in August 2022 and the remaining 60% will vest in August 2023, as long as the applicable individual remains an employee of the Company at such time.
The table below summarizes the Company’s RSU activity since December 31, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2022	385,980	$3.64
Granted	—	—
Vested	—	—
Forfeited	(107,100)	3.64
Unvested restricted stock units as of June 30, 2023	278,880	$3.64

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
Concurrent with the June Reduction in Force, 103,920 RSUs were forfeited upon employee termination. The affected employees were provided severance benefits, including acceleration of outstanding equity awards to the extent the Closing occurs within six months of such termination, pursuant to each affected employee’s employment agreement with the Company. Pursuant to the terms of the Merger Agreement, at the Effective Time, each Company RSU Award, whether vested or unvested, that is outstanding immediately prior to the Effective Time will automatically be converted into the right to receive the Merger Consideration in respect of each share of Company Common Stock subject to such Company RSU Award, subject to certain exceptions for fractional shares and applicable withholdings. This modification to the terms of their awards was accounted for as a Type IV modification as it was improbable-to-improbable that the forfeited awards would vest, which would result in a new modification date fair value. If the Closing occurs within six months of such termination, compensation expense will be recorded upon the Closing equal to the Merger Consideration.
The Company recorded an immaterial amount of expense related to RSUs during the three months ended June 30, 2023. The expense related to RSUs granted to employees was $341 during the six months ended June 30, 2023, and $610 and $819 for the three and six months ended June 30, 2022, respectively.
Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options, ESPP and restricted stock unit awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development expenses	$371	$777	$1,017	$1,360
General and administrative expenses	815	1,296	1,815	2,578
	$1,186	$2,073	$2,832	$3,938

As of June 30, 2023, the Company had an aggregate of $6,620 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.56 years.
8. Debt
On November 22, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”) with K2HV (the “Lender”), as amended on October 1, 2021 and September 21, 2022.
In connection with the announcement of the Mergers, on June 15, 2023, the Company paid in full all outstanding loan obligations due to the Secured Parties. Pursuant to the payoff letter, dated June 15, 2023, between the Company and the Secured Parties, the Loan Agreement terminated on June 16, 2023, when the Company paid in full all outstanding loan obligations of $25,000 due to the Secured Parties, along with $3,250 in fees and expenses pertaining to the termination of the Loan Agreement. At such time, all liens securing the Company’s obligations under the Loan Agreement were released.
The Company recorded interest expense related to the loan facility of $3,108 and $4,040, and $733 and $1,415 for the three and six months ended June 30, 2023 and 2022, respectively. The Company recorded $2,456 of interest expense in the three months ended June 30, 2023 related to the termination of the Loan Agreement, of which $1,250 related to the pre-payment penalty and $1,206 related to the unamortized debt discount and final fees at the time of the termination.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Basic and diluted net loss per share:
Numerator:
Net loss	$(28,192)	$(25,213)	$(47,933)	$(19,014)
Denominator:
Weighted average commons shares outstanding — basic and diluted	60,717,899	54,654,822	60,673,195	51,647,148
Net loss per share — basic and diluted	$(0.46)	$(0.46)	$(0.79)	$(0.37)
The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2023, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Stock options to purchase common stock	10,300,285	8,968,131
Shares to be issued under the 2018 ESPP	1,873,627	1,500,500
RSUs issued and expected to vest	278,880	711,000
Shares available from conversion of note payable	—	832,677
	12,452,792	12,012,308
10. Income Taxes
The Company did not provide for any income taxes for the three and six months ended June 30, 2023 or 2022.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.
As of June 30, 2023 and December 31, 2022, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2019 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods. There are currently no federal or state audits.

SURFACE ONCOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share data)
11. Leases
Termination of BMR-Hampshire Lease
In connection with the announcement of the Mergers, on June 15, 2023, the Company entered into the Termination Agreement with the Landlord pursuant to which the parties agreed to terminate, as of September 15, 2023, as such date may be extended by the Company or accelerated by the Landlord subject to the terms of the Termination Agreement (such date, the “Termination Date”), the Lease, by and between the Landlord and the Company, relating to the Premises. The original scheduled termination date of the Lease was March 31, 2030.
As consideration for the Company entering into the Termination Agreement, the Company agreed to pay $10,000 to the Landlord, with approximately $1,595 due upon execution of the Termination Agreement, and $8,405 being due on or before the Termination Date, subject to the terms and conditions of the Termination Agreement. The Company will have no further rent obligations to the Landlord pursuant to the Lease after the Termination Date.
As a result of the lease termination, the Company reduced the remaining lease payments by approximately $30,700.The Termination Agreement was accounted for as a lease modification in the three months ended June 30, 2023 and reduced the right-of-use asset and lease liability by approximately $19,500. The lease continues to qualify as an operating lease.
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
Concurrent with the Termination Agreement, the Sublease Agreement, as amended, terminates on the Termination Date.
In the three and six months ended June 30, 2023 and 2022, the Company recognized sublease income of $647 and $1,290, and $648 and $1,304, respectively.
As of June 30, 2023, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2023	$636
$636
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
During the three and six months ended June 30, 2023 and 2022, the Company made no cash payments to Novartis related to the Novartis Agreement. As of June 30, 2023 and 2022, no amounts were due from Novartis. The Company did not recognize any collaboration revenue - related party under the Novartis Agreement in the three and six months ended June 30, 2023 or 2022.
14. Restructuring
On June 15, 2023, the Company’s Board of Directors approved the Merger Agreement. Concurrent with the signing of the Merger Agreement, the Company announced the June Reduction in Force. In connection with the June Reduction in Force, the affected employees were provided severance benefits, including cash severance payments, acceleration of outstanding equity awards to the extent the Closing occurs within six months of such termination, and COBRA continuation or reimbursement, pursuant to each affected employee’s employment agreement. During the three and six months ended June 30, 2023, the Company recorded $3,234 of restructuring charges consisting of $2,301 of employee severance and related costs and $933 of facility costs related to accelerated depreciation on laboratory equipment and computer equipment that is no longer required and will be disposed of.
The accrued restructuring liability of $2,301 is payable within the next two months and has been included as accrued restructuring costs in current liabilities in the consolidated balance sheet. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Merger Agreement.
The Company also completed an evaluation of the impact of the Termination Agreement on the carrying value of its other long-lived assets. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined it will accelerate depreciation on its leasehold improvements to coincide with the remaining lease term as a result of the Termination Agreement.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or the SEC.
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
Our lead program, SRF388, is an antibody targeting interleukin 27, or IL-27, an immunosuppressive cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one of the subunits of IL-27, EBI3, is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. SRF388 received orphan drug designation and fast track designation from the United States Food and Drug Administration, or FDA, for the treatment of hepatocellular carcinoma, or HCC, in November 2020. We initiated Phase 2 clinical trials evaluating SRF388 in patients with HCC and non-small-cell lung cancer, or NSCLC, in April 2022. In June 2022, at the 2022 American Society of Clinical Oncology, or ASCO, Annual Meeting, we presented initial Phase 1/1b data demonstrating clinical activity in multiple solid tumor types. We observed confirmed partial responses in two patients who received SRF388 monotherapy, one in NSCLC and one in clear cell renal cell carcinoma, or RCC. In addition, we observed a partial response in a patient who was treated with SRF388 in combination with pembrolizumab for HCC. In November, we announced that a second patient with NSCLC experienced a confirmed partial response to SRF388 monotherapy treatment, and another patient with highly pretreated NSCLC experienced durable disease stabilization which, at the time, had continued for more than 56 weeks. We are no longer enrolling RCC patients in our Phase 1 SRF388 monotherapy and combination trial in order to focus efforts on NSCLC and HCC based on encouraging data seen in those indications. In June 2023, we announced data from the Phase 2 clinical study evaluating SRF388 as a monotherapy in NSCLC. We observed two confirmed partial responses in PD-L1 negative or low patients with squamous NSCLC, as well as one confirmed report of durable disease stabilization in a patient with adenocarcinoma. We expect to provide follow-up data by the end of the year.
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

Our third clinical-stage program, SRF617 is an antibody designed to inhibit cluster of differentiation-39, or CD39. CD39 is a critical enzyme involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. SRF617 aims to reduce the production of immunosuppressive adenosine, and we believe SRF617 has the potential to stimulate anti-tumor immunity because of its ability to maintain levels of extracellular adenosine triphosphate, or ATP. In November 2022, we announced the strategic decision to pause further development of the SRF617 program due to business considerations.
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
Proposed Transaction with Coherus BioSciences, Inc.
On June 15, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among Coherus BioSciences, Inc., a Delaware corporation, or Parent, Crimson Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of Parent, or Merger Sub I, and Crimson Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent, or Merger Sub II, and together with Merger Sub I, or the Merger Subs.
Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub I will merge with and into the Company, or the First Merger, with the Company surviving such First Merger as a wholly owned subsidiary of Parent, and, as part of the same overall transaction, promptly after the First Merger, the surviving entity of the First Merger will merge with and into Merger Sub II, or the Second Merger and together with the First Merger, or the Mergers, with Merger Sub II surviving the Second Merger, or the Surviving Entity.
Under the Merger Agreement, at the effective time of the First Merger, or the Effective Time, each of our shares of common stock, $0.0001 par value per share, or the Company Common Stock issued and outstanding immediately prior to the Effective Time (other than treasury shares, any shares of Company Common Stock held directly by Parent or Merger Subs immediately prior to the Effective Time and shares of Company Common Stock issued and outstanding immediately prior to the Effective Time and held by any holder who properly demands appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) will be converted automatically into and shall thereafter represent the right to receive consideration per share consisting of:
•a number of shares of common stock, par value $0.0001 per share, of Parent, or the Parent Common Stock equal to the exchange ratio, or the Exchange Ratio determined by dividing (x) the quotient obtained by dividing (1) $40.0 million plus our net cash as of the closing of the Mergers, or the Closing, as calculated in accordance with the Merger Agreement, by (2) $5.2831, or the Parent Stock Price, by (y) the total number of shares of Company Common Stock outstanding immediately prior to the Effective Time, on a fully-diluted and as-converted basis as determined in accordance with the Merger Agreement, or the Upfront Consideration, plus any cash payable in lieu of a fractional share of Parent Common Stock; and

•one contingent value right, or a CVR, representing the right to receive the CVR Payment Amount (as defined in the Merger Agreement), as provided for in the CVR Agreement (as defined in the Merger Agreement) collectively, with the Upfront Consideration, or the Merger Consideration.
In connection with the announcement of the Mergers, on June 15, 2023, we were required under the terms of that certain Loan and Security Agreement, or the Loan Agreement, dated November 22, 2019, as amended on October 1, 2021 and September 21, 2022, by and among K2 HealthVentures, LLC and Ankura Trust Company, LLC, or collectively, the Secured Parties and the Company, to pay in full all outstanding loan obligations due to the Secured Parties. In addition, on June 15, 2023, we entered into a Lease Termination Agreement, or the Termination Agreement, with BMR-Hampshire LLC, or the Landlord, pursuant to which the parties agreed to terminate that certain Lease, or the Lease, relating to our corporate headquarters at 50 Hampshire Street in Cambridge, MA, or the Premises. As consideration for us entering into the Termination Agreement, we agreed to pay $10.0 million to the Landlord. As a result of the Termination Agreement, we reduced the remaining lease payments by approximately $30.7 million. We accounted for the Termination Agreement as a lease modification in the three months ended June 30, 2023 and reduced the right-of-use asset and lease liability by approximately $19.5 million.
Concurrent with the signing of the Merger Agreement, we announced a reduction in force as part of our cost savings efforts that is expected to result in the termination of approximately 50% of our remaining workforce, or the June Reduction in Force. In connection with the June Reduction in Force, the affected employees will be provided severance benefits, including cash severance payments, acceleration of outstanding equity awards to the extent the Closing occurs within six months of such termination, and COBRA continuation or reimbursement, pursuant to each affected employee’s employment agreement with us or any applicable severance policy. Each affected employee’s eligibility for these severance benefits is contingent upon such employee’s entering into an effective separation agreement, which includes a general release of claims against us.
We were incorporated and commenced principal operations in 2014. We have devoted substantially all of our resources to developing our programs, including SRF388, SRF114, SRF617, NZV930 and GSK4381562, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under our collaboration agreement with Novartis and license agreement with GSK and a debt financing. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $56.3 million. Since our inception, we have incurred significant losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of the product candidates we develop. Our net loss was $28.2 and $47.9 million for the three and six months ended June 30, 2023. Our net loss was $25.2 and $19.0 million for the three and six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $252.3 million. We expect to continue to incur significant expenses and operating losses, particularly as we:
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
We believe that our existing cash, cash equivalents and marketable securities, as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements through 2023, excluding any future milestone payments from Novartis or GSK. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Through June 30, 2023, we had received an aggregate of $150.0 million from Novartis in upfront payments, milestone payments, and option purchase payments. As of January 2020, we no longer had any performance obligations under the Novartis Agreement. We did not recognize any collaboration revenue - related party in the three and six months ended June 30, 2023 or 2022.

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
Under the terms of the GSK Agreement, GSK made a one-time upfront payment of $85.0 million and was required to make additional payments to us for supply services and transition services initially estimated to be $4.3 million and $1.0 million, respectively. In March 2022, GSK initiated a Phase 1 clinical trial of GSK4381562 in patients with solid tumors, triggering a $30.0 million milestone payment. We are eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the licensed antibodies, ranging in percentages from high single digits to mid-teens. Such amounts of potential milestone payments assume the successful clinical development and achievement of all sales milestones for GSK4381652.
Under ASC 606 we account for (i) the delivery of the worldwide, exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies; (ii) supply of Licensed Antibodies until an investigational new drug, or IND, application is accepted by a regulatory authority; and (iii) transition services until an IND application is accepted by a regulatory authority as separate and distinct performance obligations. We determined the transaction price under ASC 606 at the inception of the GSK Agreement to be $90.3 million, consisting of the upfront payment of $85.0 million plus $4.5 million for supply of the Licensed Antibodies and $0.8 million for the transition services. We recognized revenue for the license performance obligation at a point in time, which is upon transfer of the license to GSK. As control of the license was transferred on the effective date of December 16, 2020 and GSK could begin to use and benefit from the license, we recognized $85.0 million of license-related revenue during the year ended December 31, 2020 under the GSK Agreement. We recognized the portion of the transaction price allocated to supply services and transition services over time. We transfer control of these services over time and GSK receives and consumes the benefit over time as we perform the services.
In November 2021, GSK received clearance from the FDA for GSK4381562 to proceed into a first-in-human clinical trial and as a result our performance obligations under the GSK Agreement ended. No amount of the transaction price allocated to the performance obligations was unsatisfied as of November 2021.
In March 2022, GSK notified us it had dosed the first patient in their Phase 1 study of GSK4381562 in patients with solid tumors. As a result of this Phase 1 study initiation, the first clinical milestone under the GSK Agreement was achieved. We concluded the variable consideration associated with this milestone was no longer constrained and recognized $30.0 million in license-related revenue for the six months ended June 30, 2022, as we had no further performance obligations associated with the milestone. We did not recognize license-related revenue under the GSK Agreement in the three months ended June 30, 2022. We did not recognize license-related revenue under the GSK Agreement in the three and six months ended June 30, 2023.
Through June 30, 2023, we have received $85.0 million from GSK in upfront payments, $30.0 million in clinical milestones and $5.3 million in reimbursement for the transition and supply services performed.
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
The following table summarizes our research and development expenses by program:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
SRF388	4,232	5,202	8,435	10,086
SRF114	1,320	1,595	2,651	2,930
SRF617	1,679	4,258	3,261	8,016
GSK4381562	—	—	—	4
Other early-stage programs	182	61	360	146
Unallocated research and discovery expenses	6,418	7,082	12,901	13,640
Total research and development expenses	$13,831	$18,198	$27,608	$34,822

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will decrease in the future as a result of the strategic decision to pause the SRF617 program as well as the reduction in headcount relating to the merger agreement announced in June 2023. This will be partially offset by increased clinical development costs as we advance our SRF388 Phase 2 clinical trials and SRF114 Phase 1/2 clinical trial.
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
We anticipate that our general and administrative expenses will decrease in the future as a result of a reduction in headcount relating to the merger agreement announced in June 2023. This will be partially offset by increases in accounting, audit, legal, regulatory, compliance as well as investor and public relations expenses associated with operating as a public company.
Impairment and Restructuring Expenses
Impairment and restructuring expenses consist of the write down of certain personal property assets classified as held for sale as well as certain restructuring charges recognized during the periods.
Interest and Other Income (Expense), Net
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities as well as interest paid on our loan and security agreement, or the Loan Agreement, with K2HV.

Results of Operations
Comparison of Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, along with the changes in those items:

	Three months ended June 30,
	2023	2022	2023 v 2022
	(in thousands)
License related revenue	$—	$—	$—
Operating expenses:
Research and development	13,831	18,198	(4,367)
General and administrative	8,576	6,426	2,150
Restructuring charges	3,234	—	3,234
Total operating expenses	25,641	24,624	1,017
Loss from operations	(25,641)	(24,624)	(1,017)
Interest and other expense, net	(2,551)	(589)	(1,962)
Net loss	$(28,192)	$(25,213)	$(2,979)
License-Related Revenue
We did not recognize license-related revenue during the three months ended June 30, 2023 or June 30, 2022.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022, along with the changes in those items:

	Three months ended June 30,
	2023	2022	2023 v 2022
	(in thousands)
Direct research and development expenses by program:
SRF388	$4,232	$5,202	$(970)
SRF114	1,320	1,595	(275)
SRF617	1,679	4,258	(2,579)
GSK4381562	—	—	—
Other early-stage programs	182	61	121
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	2,838	4,825	(1,987)
Facility related and other	3,580	2,257	1,323
Total research and development expenses	$13,831	$18,198	$(4,367)
Research and development expenses were $13.8 million for the three months ended June 30, 2023, compared to $18.2 million for the three months ended June 30, 2022. The decrease of $4.4 million was primarily due to decreases of $1.0 million in external costs for our SRF388 program, $0.3 million in external costs for our SRF114 program, $2.6 million in external costs for our SRF617 program, and $0.7 million for research and discovery and unallocated costs, which were offset by an increase of $0.1 million in external costs for other early stage programs.
The decrease in research and development expenses for our SRF388 program was primarily due to a reduction in manufacturing costs.
The decrease in research and development expenses for our SRF114 program was primarily due to a reduction in manufacturing costs.

The decrease in research and development expenses for our SRF617 program was primarily due to the strategic decision to pause the program as a part of our corporate restructuring in November 2022.
The decrease in research and discovery and unallocated expenses was primarily due to a decrease in stock-based compensation relating to the June Reduction in Force.
The increase in other early-stage programs was primarily due to preclinical costs for the development of new targets.
General and Administrative Expenses
General and administrative expenses were $8.6 million for the three months ended June 30, 2023, compared to $6.4 million for the three months ended June 30, 2022. The increase primarily relates to an increase in legal expenses and other professional fees associated with the Merger Agreement, partially offset by a decrease in personnel related costs from decreased headcount.
Impairment and Restructuring Expenses
During the three months ended June 30, 2023, we recognized an impairment charge of $0.9 million for expenses related to laboratory equipment and other long-lived assets that have been classified as held for sale and were written down to their fair value less cost to sell. In addition, we recognized $2.3 million for severance and related costs during the three months ended June 30, 2023 as a result of a reduction in workforce that was announced concurrent with the Merger Agreement in June 2023.
Interest and Other Income (Expense), Net
Interest and other income (expense), net was approximately $(2.6) million and $(0.6) million during the three months ended June 30, 2023 and 2022, respectively, due primarily to interest expense related to the Loan Agreement, as amended, partially offset by interest income on invested balances of our cash, cash equivalents and marketable securities. We recorded $2.5 million to interest expense in the three months ended June 30, 2023 related to the termination of the Loan Agreement, of which $1.3 million related to the pre-payment penalty and $1.2 million related to the unamortized debt discount and final fees at the time of the termination.
Comparison of Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, along with the changes in those items:

	Six months ended June 30,
	2023	2022	2023 v 2022
	(in thousands)
License-related revenue	$—	$30,000	$(30,000)
Operating expenses:
Research and development	27,608	34,822	(7,214)
General and administrative	14,460	12,967	1,493
Restructuring charges	3,234	—	3,234
Total operating expenses	45,302	47,789	(2,487)
Loss from operations	(45,302)	(17,789)	(27,513)
Interest and other expense, net	(2,631)	(1,225)	(1,406)
Net loss	$(47,933)	$(19,014)	$(28,919)

License-Related Revenue
We did not recognize license-related revenue during the six months ended June 30, 2023. During the six months ended June 30, 2022, we recognized $30.0 million related to the achievement of the first clinical milestone under the GSK Agreement as a result of the first patient dosed in GSK’s Phase 1 study of GSK4381562 in patients with solid tumors in March 2022.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022, along with the changes in those items:

	Six months ended June 30,
	2023	2022	2023 v 2022
	(in thousands)
Direct research and development expenses by program:
SRF388	$8,435	$10,086	$(1,651)
SRF114	2,651	2,930	(279)
SRF617	3,261	8,016	(4,755)
GSK4381562	—	4	(4)
Other early-stage programs	360	146	214
Research and discovery and unallocated expenses:
Personnel related (including stock-based compensation)	7,230	9,093	(1,863)
Facility related and other	5,671	4,547	1,124
Total research and development expenses	$27,608	$34,822	$(7,214)
Research and development expenses were $27.6 million for the six months ended June 30, 2023, compared to $34.8 million for the six months ended June 30, 2022. The decrease of $7.2 million was primarily due to decreases of $1.7 million in external costs for our SRF388 program, $0.3 million in external costs for our SRF114 program, $4.8 million in external costs for our SRF617 program, and $(0.7) million for research and discovery and unallocated costs, which were partially offset by an increase of $0.2 million in external costs for other early-stage programs.
The decrease in research and development expenses for our SRF388 program was primarily due to a reduction in manufacturing costs.
The decrease in research and development expenses for our SRF114 program was primarily due to a reduction in manufacturing costs.
The decrease in research and development expenses for our SRF617 program was primarily due to the strategic decision to pause the program as a part of our corporate restructuring in November 2022.
The increase in other early-stage programs was primarily due to preclinical costs for the development of new targets.
The decrease in research and discovery and unallocated expenses was primarily due to a decrease in stock-based compensation relating to the June Reduction in Force.
General and Administrative Expenses
General and administrative expenses were $14.5 million for the six months ended June 30, 2023, compared to $13.0 million for the six months ended June 30, 2022. The increase of $1.5 million was primarily due to an increase in legal expenses and other professional fees associated with the Merger Agreement, partially offset by a decrease in personnel related costs from decreased headcount.
Impairment and Restructuring Expenses
During the six months ended June 30, 2023, we recognized an impairment charge of $0.9 million for expenses related to laboratory equipment and other long-lived assets that have been classified as held for sale and were written down to their fair value less cost to sell. In addition, we recognized $2.3 million for severance and related costs during the six months ended June 30, 2023 as a result of a reduction in workforce that was announced concurrent with the Merger Agreement in June 2023.

Interest and Other Income (Expense), Net
Interest and other income (expense), net was approximately $(2.6) million and $(1.2) million during the six months ended June 30, 2023 and 2022, respectively, due primarily to interest expense related to the Loan Amendment partially offset by interest income on invested balances of our cash, cash equivalents and marketable securities. We recorded $2,456 to interest expense in the six months ended June 30, 2023 related to the termination of the Loan Agreement, of which $1,250 related to the pre-payment penalty and $1,206 related to the unamortized debt discount and final fees at the time of the termination.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from the Novartis Agreement and the GSK Agreement. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations with proceeds from public and private sales of our securities, payments received under the Novartis Agreement, the GSK Agreement and a debt financing. Through June 30, 2023, we had received gross proceeds of $247.3 million from public and private sales of our securities, $25.0 million from the Loan Agreement with K2HV, $120.3 million from the GSK Agreement and $150.0 million from the Novartis Agreement.
In November 2019, we entered into the Loan Agreement with K2HV, which was subsequently amended in October 2021 and September 2022, pursuant to which K2HV agreed to make available to us term loans in an aggregate principal amount of up to $50.0 million, in three tranches. In connection with the announcement of the Merger Agreement, the Company paid in full all outstanding loan obligations due to the Secured Parties. In June 2023, the Company paid the outstanding principal balance of $25.0 million as well as $3.3 million in fees and expenses pertaining to the termination of the Loan Agreement. At such time, all liens securing the Company’s obligations under the Loan Agreement were released.
In August 2021, we entered into an amendment to our existing Capital on Demand™ Sales Agreement (the “Amended Sales Agreement”) with JonesTrading Institutional Services LLC, or JonesTrading, to allow the issuance and sale of up to $80.0 million in shares of our common stock, from time to time. As of June 30, 2023, we have sold 14,611,756 shares of common stock at-the-market under the Amended Sales Agreement for net proceeds of $41.4 million.
Effective November 1, 2022, our Board of Directors approved a corporate restructuring to pause the internal clinical development of SRF617 and focus resources on the advancement of our SRF388 and SRF114 programs. We recorded a charge of $4.0 million in the fourth quarter of 2022, consisting of severance, benefits, outplacement services and costs associated with terminating contracts.
In June 2023, concurrent with the signing of the Merger Agreement, our Board of Directors approved a reduction in force as part of our cost savings efforts. We recorded a charge of $2.3 million in June 2023, consisting of severance and benefits costs.
On June 15, 2023, in connection with the announcement of the Merger Agreement, we entered into the Termination Agreement with the Landlord. As consideration for entering into the Termination Agreement, we agreed to pay $10.0 million to the Landlord, with approximately $1.6 million due upon execution of the Termination Agreement, and $8.4 million being due on or before the Termination Date, subject to the terms and conditions of the Termination Agreement. We will have no further rent obligations to the Landlord pursuant to the Lease after the Termination Date.
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $56.3 million.
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

Going Concern
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of June 30, 2023, Surface had cash, cash equivalents and marketable securities of $56.3 million. We expect that our research and development and general and administrative expenses will continue to be significant as we focus on advancing our SRF388 and SRF114 clinical development programs. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2023, excluding any future milestone payments from Novartis or GSK, but not for more than one year after the date that the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued.
These conditions and events raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the six months ended June 30, 2023. To finance our operations, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity or debt financings and collaboration and license arrangements, including the Novartis Agreement and GSK Agreement. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.
Future Funding Requirements
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
Cash Flows
The following table summarizes information regarding our cash flows for each of the periods presented:

	Six months ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(43,000)	$(18,971)
Investing activities	33,505	14,909
Financing activities	(28,168)	22,841
Net increase (decrease) in cash and cash equivalents and restricted cash	$(37,663)	$18,779
Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $43.0 million, primarily due to our net loss of $47.9 million and changes in our operating assets and liabilities of $4.5 million, partially offset by non-cash charges of $9.5 million. Net cash used in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of a $3.4 million decrease in accrued expenses and other current liabilities, a decrease of $1.5 million in our operating lease liability, and $0.4 million increase in accounts payable. The decrease in accrued expenses and other current liabilities is primarily due to a reduction in manufacturing fees and preclinical related fees. The decrease in our operating lease liability is a result of the lease termination signed in June 2023, and the increase in accounts payable is a result of the timing of payments.
During the six months ended June 30, 2022, net cash used in operating activities was $19.0 million, primarily due to our net loss of $19.0 million and changes in our operating assets and liabilities of $6.3 million, partially offset by non-cash charges of $6.4 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of an increase of $1.7 million in prepaid expenses and other current assets, a $2.4 million decrease in accrued expenses and other current liabilities, a decrease of $1.3 million in our operating lease liability, and $1.1 million decrease in accounts payable. The decrease in accrued expenses and other current liabilities is primarily due to the decrease in accrued bonus and accrued professional fees. The increase in prepaid expenses and other current assets is a result of increased clinical expenses and higher insurance premiums. The decrease in our operating lease liability is a result of rental payments made on our operating leases, and the decrease in accounts payable is a result of the timing of payments.
Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities was $33.5 million, consisting of proceeds from sales or maturities of marketable securities of $69.1 million, which was partially offset by purchases of marketable securities of $35.6 million.
During the six months ended June 30, 2022, net cash provided by investing activities was $14.9 million, consisting of proceeds from sales or maturities of marketable securities of $30.7 million, which was partially offset by purchases of marketable securities of $15.7 million and purchases of property and equipment of $0.1 million.
Financing Activities
During the six months ended June 30, 2023, net cash used in financing activities was $28.2 million, consisting of $28.3million paid to K2HV in June 2023 to terminate the Loan Agreement, which was partially offset by proceeds of $0.1 million received from the issuance of shares under our 2018 Employee Stock Purchase Plan.

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
During the six months ended June 30, 2023, there were no material changes, to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 9, 2023, as amended by the Form 10-K/A filed with the SEC on May 1, 2023.
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
Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since our Annual Report on Form 10-K filed with the SEC on March 9, 2023, as amended by the Form 10-K/A filed with the SEC on May 1, 2023.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Smaller Reporting Company and Emerging Growth Company Status
We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
Our cash, cash equivalents and marketable securities as of June 30, 2023 consisted of cash and investments in money market funds, U.S. Treasury notes, U.S. government agency bonds and corporate bonds. Interest income is sensitive to changes in the general level of interest rates, which have risen in the past few months and may continue to rise; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.         Legal Proceedings
In October 2020, we filed an opposition in the European Patent Office, or EPO, opposing the grant of European Patent No. EP 3258951B1 to Compugen, Ltd., or the Compugen Patent. We are one of two parties opposing the grant of the Compugen Patent, which relates generally to PVRIG (an alternate name for CD112R) antibodies for use in treating cancer. In connection with the license agreement with GSK, GSK has assumed responsibility for this opposition. The oral proceedings were held in July of 2023. The Opposition Division of the EPO maintained an amended version of the patent, which is subject to appeal. Accordingly, final resolution of the opposition may be several years in the future.
In June 2021, we filed an opposition in the EPO, opposing the grant of European Patent No. EP 3153526B1 to INSERM (Institut National de la Santé et de la Recherche Médicale). In view of the strategic decision to pause the SRF617 program, we have withdrawn our opposition.
On July 31, 2023, a purported stockholder of the Company filed a complaint in connection with the Company’s proposed transaction with Coherus BioSciences, Inc. in the United States District Court for the Southern District of New York, captioned Guentter v. Surface Oncology, Inc., et al, Case No. 1:23-cv-06687 (referred to as the “Guentter Complaint”), naming as defendants the Company and each member of the Surface Board as of the date of the Merger Agreement.
The Guentter Complaint alleges, among other things, that the registration statement filed by the Company with the SEC on July 7, 2023, as amended on July 24, 2023 (the “Registration Statement”) is materially incomplete and misleading by allegedly failing to disclose in violation of Section 14(a) and Section 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, allegedly material information concerning (i) the sales process and alleged conflicts of interest for management; (ii) purported financial projections for Surface and Parent; and (iii) certain data and inputs underlying the financial valuation analyses supporting the fairness opinion rendered by Wedbush Securities Inc. The relief sought in the Guentter Complaint includes equitable relief, including among other things, to enjoin the consummation of the merger unless and until certain additional and allegedly material information is disclosed to the Company’s stockholders, to rescind the Merger Agreement, to the extent already implemented, or to recover rescissory damages, and to award plaintiff the cost and disbursements of the Guentter Complaint, including reasonable attorneys’ and expert fees and expenses.
We cannot predict the outcome of the Guentter Complaint, nor can we predict the amount of time and expense that will be required to resolve the Guentter Complaint. We believe that the Guentter Complaint is without merit and we and the individual defendants intend to vigorously defend against the Guentter Complaint and any subsequently filed similar actions.
If additional similar complaints are filed, absent new or significantly different allegations, we will not necessarily disclose such additional filings.
From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.
Item 1A.     Risk Factors
Risks Relating to the Mergers
Because the Exchange Ratio depends on Surface Net Cash at the Closing and will not be adjusted in the event of any change in the price of either Coherus BioSciences, Inc. (“Coherus”) common stock or Surface common stock, and because of the uncertainty of the value of, and the ultimate realization on, the CVRs, the value of the Merger Consideration that Surface stockholders will receive in the Mergers is uncertain.
Upon completion of the First Merger, each share of Surface common stock that is issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive, without interest, (a) a number of shares of Coherus common stock equal to the Exchange Ratio determined by dividing (x) the quotient obtained by dividing (1) $40,000,000 plus Surface Net Cash, determined and calculated in accordance with the Merger Agreement, by (2) $5.2831 (the VWAP for the five trading days through and including June 15, 2023), by (y) the total number of shares of Surface common stock issued and outstanding immediately prior to the Effective Time, on a fully-diluted and as-converted basis as determined in accordance with the Merger Agreement, and if applicable, cash in lieu of fractional shares (without interest and less any applicable withholding taxes), and (b) one CVR representing the right to receive the CVR Payment Amount, all as described in the Merger Agreement.

Pursuant to the Merger Agreement, the amount of Surface Net Cash used to calculate the Exchange Ratio is subject to certain adjustments and reductions, including, without limitation, with respect to short- and long-term liabilities, unpaid fees and expenses related to the Mergers, the cash cost of unpaid change of control payments, severance, termination or similar payments that become due in connection with the Mergers, the cash cost of unpaid time off, bonuses, deferred compensation and similar liabilities owed to Surface’s current and former officers, employees, independent contractors, consultants and directors, certain payroll and withholding taxes, unpaid retention amounts due under insurance policies, and notice and termination payments under specified contracts. The amount of Surface Net Cash will be increased by the expected cost of the D&O insurance policy, prepaid chemistry, manufacturing and controls, or CMC, prepaid clinical and other receivables and certain other payment amounts as agreed between Surface and Coherus in the Merger Agreement.
Coherus and Surface will calculate Surface Net Cash as of the Anticipated Closing Date (as defined in the Merger Agreement), or the other applicable dates of determination set forth in the Merger Agreement. In the event that the amount of Surface Net Cash is less than anticipated, the Exchange Ratio will be reduced and Surface’s stockholders will receive fewer shares of Coherus common stock. Further, the Merger Agreement includes a closing condition that requires Surface to deliver a minimum net cash of $19,600,000 at Closing. If the amount of Surface Net Cash falls below this threshold, Coherus would not be obligated to, but may in its sole discretion elect to, complete the Mergers, which would further reduce the number of shares of Coherus common stock issued in connection with the Mergers.
The market prices of Coherus common stock and Surface common stock have fluctuated prior to and after the date of the announcement of the Merger Agreement and will continue to fluctuate from the date of this proxy statement/prospectus to the date of the Surface special meeting, and through the date the First Merger is consummated. Given that the price per share of Coherus common stock used in the calculation of the Exchange Ratio was fixed upon the execution of the Merger Agreement, the Exchange Ratio will not be adjusted for changes in the market price of either Coherus common stock or Surface common stock prior to the completion of the Mergers.
Moreover, the CVRs are non-transferable and there is uncertainty regarding the value of the CVRs and whether any payment will ultimately be realized on the CVRs.
Because the value of the Merger Consideration will depend on the market price of Coherus common stock at the time the First Merger is completed and the ultimate realization of the CVRs, Surface stockholders will not know or be able to determine at the time of the Surface special meeting the market value of the Merger Consideration they will receive upon completion of the Mergers.
Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Coherus’ or Surface’s respective businesses, operations and prospects, the uncertainty as to the extent of the duration, scope and impact of the COVID-19 pandemic, market assessments of the likelihood that the Mergers will be completed, interest rates, general market, industry and economic conditions and other factors generally affecting the respective prices of Coherus common stock and Surface common stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which Coherus and Surface operate, and the timing of the Mergers. Many of these factors are beyond the control of Coherus and Surface, and neither Coherus nor Surface is permitted to terminate the Merger Agreement solely due to a decline in the market price of the common stock of the other party. You are urged to obtain current market quotations for Coherus common stock and Surface common stock in determining whether to vote in favor of the Surface merger proposal.
The market price of Coherus common stock will continue to fluctuate after the Mergers.
Upon completion of the Mergers, Surface stockholders will become holders of Coherus common stock. The market price of the common stock of the combined company will continue to fluctuate, potentially significantly, following completion of the Mergers, including for the reasons described above. As a result, former Surface stockholders could lose some or all of the value of their investment in Coherus common stock. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or liquidity of, the Coherus common stock received in the Mergers, regardless of the combined company’s actual operating performance.

The Mergers may not be completed and the Merger Agreement may be terminated in accordance with its terms.
The Mergers are subject to a number of conditions that must be satisfied, including the approval by Surface stockholders of the Surface merger proposal, or waived (to the extent permitted), in each case prior to the completion of the First Merger, as described in the Merger Agreement. These conditions to the completion of the Mergers, some of which are beyond the control of Coherus and Surface, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Mergers may be delayed or not completed.
Additionally, either Coherus or Surface may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by the Termination Date. In addition, if the Merger Agreement is terminated under specified circumstances, including if the Surface board of directors authorizes entry into a definitive agreement relating to a superior proposal, Surface will be required to pay a termination fee to Coherus equal to $2.0 million, less the amount of previously paid Coherus transaction expenses up to $500,000, if any. See the Merger Agreement for a more complete discussion of the circumstances under which the Merger Agreement could be terminated and when a termination fee may be payable by Surface.
The Mergers may be completed even if certain events occur prior to the Closing that materially and adversely affect Coherus and Surface.
In general, either party can refuse to complete the Mergers if there is a material adverse change affecting the other party between the signing date of the Merger Agreement and the Closing. However, certain types of changes do not permit either party to refuse to complete the Mergers, even if such change could have a material adverse effect on Coherus or Surface, including, subject to certain exceptions, among others:
•changes in general economic or business conditions or in the financial, debt, banking, capital, credit or securities markets, or in interest or exchange rates;
•changes or conditions generally affecting the industries in which either company and its subsidiaries operate;
•changes in the price or trading volume of Coherus’ or Surface’s stock;
•political, geopolitical, social or regulatory conditions;
•any natural disasters or calamities, weather conditions including hurricanes, floods, tornados, tsunamis, earthquakes and wildfires, epidemics, pandemics or public health emergencies or other force majeure events, or any escalation or worsening of such conditions;
•changes in law or GAAP;
•any failure by either company to meet any internal or published projections, forecasts, estimates or predictions in respect of the revenues, earnings or other financial or operating metrics for any period;
•any action taken (or omitted to be taken) by either company, or which the companies cause to be taken by any of their subsidiaries, in each case which is expressly required by the Merger Agreement or at the express written request of Coherus;
•the announcement or pendency of the Merger Agreement and the Mergers, including the initiation of litigation by any person with respect to the Merger Agreement, and including any termination of, reduction in or similar negative impact on relationships, contractual or otherwise, with any customers, suppliers, partners or employees of the parties and their subsidiaries due to the announcement or consummation of the Mergers; or

•changes in regulatory, preclinical or clinical, competitive, pricing, reimbursement or manufacturing events, or any effects relating to or affecting any products or product candidates of the companies or any product or product candidate competitive with or related to any products or products candidates of the companies, including any results, outcomes, data, adverse events, side effects (including toxicity) or safety observations related to or arising from any preclinical or clinical studies, trials or tests with respect to any products or product candidates of the companies or any product or product candidate competitive with or related to any products or product candidates of the companies, or announcements of any of the foregoing (provided, that in the case of Surface, if any of the foregoing effects result in or are related to the FDA revoking the investigational new drug application for any product or product candidate of a party, then such changes, effects, and revocation shall be taken into account when determining whether there has been a material adverse effect with respect to such party).
If one or more material adverse changes occur and Coherus and Surface still complete the Mergers, the stock price of the combined company following the Closing may suffer. This in turn may reduce the value of the shares of Coherus common stock to the stockholders of the combined company.
The termination of the Merger Agreement could negatively impact Coherus or Surface and the trading prices of Coherus common stock or Surface common stock.
If the Mergers are not completed for any reason, including because Surface stockholders fail to approve the Surface merger proposal, the ongoing businesses of Coherus and Surface may be adversely affected and, without realizing any of the expected benefits of having completed the Mergers, Coherus and Surface would be subject to a number of risks, including the following:
•each company may experience negative reactions from the financial markets, including negative impacts on its stock price;
•each company may experience negative reactions from its customers, suppliers, distributors and employees;
•each company will be required to pay its respective costs relating to the Mergers, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Mergers are completed;
•the possibility that Surface will be unable to fund another potential strategic partner and, as a result, elects to liquidate and dissolve its business;
•the Merger Agreement places certain restrictions on the conduct of each company’s business prior to completion of the Mergers and such restrictions, the waiver of which is subject to the consent of the other company (not to be unreasonably withheld, conditioned or delayed), which may have prevented Coherus and Surface from taking actions during the pendency of the Mergers that would have been beneficial; and
•matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by Coherus and Surface management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to Coherus or Surface, as applicable, as an independent company.
In addition, if the Mergers are not completed, Coherus or Surface could be subject to litigation related to any failure to complete the Mergers or to perform their respective obligations under the Merger Agreement. If the Mergers are not completed, Coherus and Surface cannot assure their stockholders that these risks will not materialize and will not materially affect the business, financial results and stock prices of Coherus or Surface.
The market price for shares of Coherus common stock may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of Coherus common stock or Surface common stock.
Upon consummation of the Mergers, holders of Surface common stock will become holders of Coherus common stock. Coherus’ business differs from that of Surface in certain respects, and, accordingly, the financial position and results of operations of Coherus after the Mergers, as well as the market price of shares of Coherus common stock, may be affected by factors that are different from those currently or historically affecting the financial position and results of operations of Surface. The results of operations of the combined company may also be affected by factors different from those that currently affect or have historically affected either Coherus or Surface. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, Coherus common stock, regardless of Coherus’ actual operating performance.

The shares of common stock of the combined company to be received by Surface stockholders as a result of the Mergers will have rights different from the shares of Surface common stock.
Upon completion of the Mergers, Surface stockholders will no longer be stockholders of Surface, but will instead become stockholders of Coherus. As Coherus and Surface are both Delaware corporations, the rights of Coherus and Surface stockholders are not materially different. However, there are certain differences in the rights of Coherus stockholders under the Coherus charter and Coherus bylaws, and of Surface stockholders under the Surface charter and Surface bylaws.
After the Mergers, Surface stockholders will have a significantly lower ownership and voting interest in Coherus than they currently have in Surface and will exercise less influence over management and policies of the combined company.
After completion of the Mergers, the current securityholders of Surface will own a smaller percentage of the combined company than their ownership of Surface prior to the Mergers. Based on the number of shares of Coherus and Surface common stock outstanding on July 21, 2023, and assuming that the Surface Net Cash at Closing is approximately $20 million to $25 million, upon completion of the Mergers (without consideration of the shares of Coherus common stock underlying the CVRs), former Surface stockholders are expected to own approximately 11% to 12%, of the outstanding shares of Coherus common stock (without consideration of any potential shares of Coherus common stock underlying the CVRs) and Coherus stockholders immediately prior to the Mergers are expected to own approximately 88% to 89%, of the outstanding shares of Coherus common stock. Consequently, former Surface stockholders will have less influence over the management and policies of the combined company than they currently have over the management and policies of Surface.
Until the completion of the Mergers or the termination of the Merger Agreement in accordance with its terms, Coherus and Surface are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Coherus, Surface and/or their respective stockholders.
From and after the date of the Merger Agreement and prior to completion of the Mergers, the Merger Agreement restricts Coherus and Surface from taking specified actions without the consent of the other party and requires that the business of each company and its respective subsidiaries be conducted in the ordinary course in all material respects. These restrictions may prevent Coherus or Surface, as applicable, from taking actions during the pendency of the Mergers that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Mergers could be exacerbated by any delays in consummation of the Mergers or termination of the Merger Agreement.
Obtaining required approvals and satisfying Closing conditions may prevent or delay completion of the Mergers.
The Mergers are subject to a number of Closing conditions as specified in the Merger Agreement. These Closing conditions include, among others:
•approval by Surface stockholders of the Surface merger proposal;
•the absence of restraining orders, injunctions or other judgments, orders or decrees issued by any court of competent jurisdiction or other legal restraint or prohibition remaining in effect, and no law having been enacted, entered, promulgated or enforced by any governmental entity that, in any case, prohibits or makes illegal the consummation of the Mergers or the other transactions contemplated by the Merger Agreement;
•the effectiveness of the registration statement on Form S-4, of which this proxy statement/prospectus forms a part, under the Securities Act and the absence of any stop order suspending the effectiveness of the Form S-4 that has not been withdrawn; and
•the execution by Coherus and the Rights Agent of the CVR Agreement, which shall be in full force and effect.
The obligation of each of Coherus and Surface to consummate the Mergers is also conditioned on, among other things, the truth and accuracy of the representations and warranties made by the other party on the date of the Merger Agreement and on the Closing Date (subject to certain materiality and material adverse effect qualifiers), the performance by the other party in all material respects of its obligations under the Merger Agreement, and there having been no effect that, individually or in the aggregate, may result in, together with all other effects, has constituted or resulted in, or would reasonably be expected to constitute or result in, a material adverse effect. No assurance can be given that the required Surface stockholder approval will be obtained or that the required conditions to Closing will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Mergers could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that Coherus and Surface expect to achieve if the Mergers are successfully completed within the parties’ expected time frame.

The Mergers, and uncertainty regarding the Mergers, may cause customers, suppliers, distributors or strategic partners to delay or defer decisions concerning Coherus or Surface and adversely affect each company’s ability to effectively manage its respective business.
The Mergers will happen only if the stated Closing conditions are met, including the approval of the Surface merger proposal, among other conditions. Many of the conditions are beyond the control of Coherus and Surface, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Mergers. This uncertainty may cause customers, suppliers, distributors, vendors, strategic partners or others that deal with Coherus or Surface to delay or defer entering into contracts with Coherus or Surface or making other decisions concerning Coherus or Surface or seek to change or cancel existing business relationships with Coherus or Surface, which could negatively affect their respective businesses. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on the respective businesses of Coherus and Surface, regardless of whether the Mergers are ultimately completed.
In addition, the Merger Agreement restricts Coherus, Surface and each company’s respective subsidiaries from taking certain actions during the pendency of the Mergers without the consent of the other party. These restrictions may prevent Coherus and Surface from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Mergers. See “The Merger Agreement—Conduct of Business Prior to the Completion of the Mergers” for a description of the restrictive covenants to which each of Coherus and Surface is subject.
The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with Surface.
The Merger Agreement contains “no solicitation” provisions that restrict the ability of Surface to, among other things:
•initiate, solicit, endorse, assist, induce, facilitate or encourage (including by providing information) any inquiries, proposals or offers with respect to, or the making, submission, announcement or completion of, any inquiry, proposal or offer that constitutes, or would be reasonably expected to lead to, an acquisition proposal;
•enter into, continue or otherwise engage or participate in any negotiations or discussions with any person other than Coherus, the Merger Subs and their respective affiliates and representatives concerning any acquisition proposal or any inquiry, proposal or offer that would reasonably be expected to lead to any acquisition proposal;
•furnish, provide or cause to be furnished or provided any non-public information or data relating to Surface or any of its subsidiaries in connection with, or for the purpose of soliciting, initiating, encouraging or facilitating, or in response to, any inquiry, proposal or offer that constitutes or would reasonably be expected to lead to, an acquisition proposal;
•execute or enter into any letter of intent or any other contract contemplating an acquisition proposal (other than a confidentiality agreement to the extent permitted under the Merger Agreement); or
•resolve or agree or propose to do any of the foregoing.
Furthermore, there are only limited exceptions to the requirement under the Merger Agreement that the Surface board of directors not withdraw, change, qualify, withhold, amend or modify in any way adverse to Coherus the Surface recommendation. Although the Surface board of directors is permitted to effect a change of recommendation, after complying with certain procedures set forth in the Merger Agreement, in response to a superior proposal or to an intervening event (if the Surface board of directors determines in good faith, after consultation with its outside legal counsel and financial advisor, that, in light of such superior proposal or intervening event, a failure to effect a change of recommendation would reasonably be expected to be inconsistent with the Surface board of directors’ fiduciary duties to its stockholders under applicable law), such change of recommendation would entitle Coherus to terminate the Merger Agreement and collect a termination fee from Surface.
These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the Exchange Ratio, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Mergers.
The success of the Mergers will depend, in part, on the combined company’s ability to retain the talents and dedication of the professionals currently employed by Coherus and Surface. It is possible that these employees may decide not to remain with Coherus or Surface, as applicable, while the Mergers are pending, or with the combined company. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Coherus and Surface to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Coherus and Surface may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms. In addition, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain key employees of Coherus and Surface to the same extent that those companies have been able to attract or retain their own employees in the past.
Surface directors and executive officers have interests and arrangements that may be different from, or in addition to, those of Surface stockholders generally.
When considering the recommendations of the Surface board of directors on how to vote on the proposals described in this proxy statement/prospectus, Surface stockholders should be aware that Surface directors and executive officers have interests in the Mergers that are different from, or in addition to, those of Surface stockholders generally. These interests include the treatment in the Mergers of outstanding equity, equity-based and incentive awards, severance arrangements, change of control benefits, other compensation and benefit arrangements, and the right to continued indemnification of former Surface directors and officers by the combined company.
Surface stockholders should be aware of these interests when they consider the recommendation of the Surface board of directors that they vote to approve the Surface merger proposal. The Surface board of directors was aware of and considered these interests when it determined that the Mergers were fair to and in the best interests of Surface and its stockholders, approved and declared advisable the Merger Agreement, and recommended that Surface stockholders adopt the Merger Agreement.
The opinion rendered to Surface from its financial advisor will not reflect changes in circumstances between the date of such opinion and the completion of the Mergers.
Wedbush Securities Inc., or Wedbush, delivered its oral opinion to the Surface board of directors on June 15, 2023, which opinion was subsequently confirmed in a written opinion dated as of June 15, 2023, that as of such date and based upon and subject to the various assumptions made, procedures followed, matters considered, and qualifications and limitations on the scope of review undertaken as set forth in the written opinion, the Exchange Ratio and CVRs pursuant to the Merger Agreement was fair, from a financial point of view, to the holders of Surface common stock.
Surface has not obtained and will not obtain an updated opinion from Wedbush regarding the fairness, from a financial point of view, of the Merger Consideration, Exchange Ratio or CVRs, including as of the date of the Form S-4 or of the Surface special meeting, or prior to the completion of the Mergers. The opinion of Wedbush was necessarily based on general financial, economic, monetary, market and other conditions and circumstances as in effect on, and the information made available to Wedbush only as of the date of the opinion of Wedbush, and such opinion does not address the fairness of the Merger Consideration, Exchange Ratio or CVRs, from a financial point of view, at the time the Mergers are completed. Changes in the operations and prospects of Coherus or Surface, general financial, economic, monetary, market and other conditions, circumstances and factors that may be beyond the control of Coherus and Surface, and on which the opinion of Wedbush was based, may alter the value of Coherus or Surface or the prices of shares of Coherus or Surface common stock by the time the Mergers are completed and therefore, material differences could result between the estimated fair values of what Coherus acquires in the Mergers, compared to the purchase consideration actually paid. The opinion of Wedbush does not speak as of any date other than the date of such opinion. The recommendation of the Surface board of directors that Surface stockholders vote “FOR” the Surface merger proposal and “FOR” the Surface adjournment proposal are each made as of the Form S-4.

Whether or not the Mergers are completed, the announcement and pendency of the Mergers could cause disruptions in the businesses of Coherus and Surface, which could have an adverse effect on each company’s respective businesses and financial results.
Whether or not the Mergers are completed, the announcement and pendency of the Mergers could cause disruptions in the businesses of Coherus and Surface, including by diverting the attention of Coherus and Surface management toward the completion of the Mergers. In addition, Coherus and Surface have each diverted significant management resources in an effort to complete the Mergers and are each subject to restrictions contained in the Merger Agreement on the conduct of their respective businesses. If the Mergers are not completed, Coherus and Surface will have incurred significant costs, including the diversion of management resources, for which they will have received little or no benefit.
Coherus or Surface may waive one or more of the closing conditions without re-soliciting Surface stockholder approval.
To the extent permitted by law, Coherus or Surface may determine to waive, in whole or part, one or more of the conditions to their respective obligations to consummate the Mergers. Surface currently expects to evaluate the materiality of any waiver and its effect on Surface stockholders in light of the facts and circumstances at the time to determine whether any amendment of this proxy statement/prospectus or any re-solicitation of proxies is required in light of such waiver. Any determination as to whether to waive any condition to the Mergers, and as to whether to re-solicit Surface stockholder approval and/or amend this proxy statement/prospectus as a result of such waiver, will be made by Surface at the time of such waiver based on the facts and circumstances as they exist at that time.
The Mergers will involve substantial costs.
Coherus and Surface have incurred and expect to incur non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Mergers. As of July 24, 2023, Coherus and Surface estimated that their aggregate costs associated with the Mergers and related transactions would be approximately $5.4 million and $5.4 million, respectively. These costs include filing and registration fees with the SEC, printing and mailing costs associated with the Form S-4, and legal, accounting, investment banking, consulting, public relations and proxy solicitation fees. These costs do not include severance and retention payments that may be made to certain Surface employees and costs that will be incurred in connection with the integration of Coherus’ and Surface’s businesses. Some of these costs are payable by Coherus or Surface regardless of whether the Mergers are completed.
The combined company will also incur restructuring and integration costs in connection with the Mergers. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either Coherus or the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Mergers and the integration of Surface’s business. Although Coherus expects that the elimination of duplicative costs, strategic benefits and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and restructuring costs related to the Mergers over time, any net benefit may not be achieved in the near term or at all. Many of these costs will be borne by Coherus even if the Mergers are not completed. While Coherus has assumed that certain expenses would be incurred in connection with the Mergers and the other transactions contemplated by the Merger Agreement, there are many factors beyond Coherus’ control that could affect the total amount or the timing of the integration and implementation expenses.
Due to the Mergers, the ability of Coherus to use Surface’s net operating losses to offset future taxable income may be restricted and these net operating losses could expire or otherwise be unavailable.
As of December 31, 2022, Surface had federal and state net operating loss carryforwards, or NOLs, of $93.8 million and $155.9 million, respectively. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. As of December 31, 2022, Surface had not completed a Section 382 limitation study. In the absence of a Section 382 limitation study, there is uncertainty as to whether Surface’s existing NOLs are subject to limitations, and, if the Mergers are completed, Surface’s existing NOLs may be subject to additional limitations. In addition, if Coherus undergoes any subsequent ownership change, its ability to utilize NOLs would be limited.

If the Mergers do not qualify as a reorganization under the Code, the holders of Surface common stock may be taxed on the full amount of the Merger Consideration.
The Mergers are intended to be considered together as a single integrated transaction for U.S. federal income tax purposes that qualifies for U.S. federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Code. Assuming the Mergers so qualify, U.S. holders will recognize no gain or loss with respect to the exchange of Surface common stock for Coherus common stock, although the U.S. federal income tax treatment of the CVRs and payments, if any, made under the CVRs is subject to substantial uncertainty. However, there are significant factual and legal uncertainties as to whether the Mergers qualify as a “reorganization” within the meaning of Section 368(a) of the Code. Moreover, it is not, a condition to Coherus’ or Surface’s obligation to complete the transactions that the Mergers so qualify. None of the parties to the Merger Agreement have sought or intend to seek any ruling from the IRS regarding the qualification of the Mergers as a reorganization within the meaning of Section 368(a) of the Code. If the Mergers do not qualify for the U.S. federal income tax treatment described herein, the U.S. holders generally would recognize gain or loss for U.S. federal income tax purposes on each share of Surface common stock surrendered in the Mergers.
If Surface does not successfully consummate the Mergers or another strategic transaction, the Surface board of directors may decide to pursue a dissolution and liquidation of Surface. In such an event, the amount of cash available for distribution to Surface’s stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which Surface can give you no assurance.
There can be no assurance that the Mergers will be completed. If the Mergers are not completed, the Surface board of directors may decide to pursue a dissolution and liquidation of Surface. In such an event, the amount of cash available for distribution to Surface’s stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as Surface funds its operations while pursuing the Mergers. In addition, if the Surface board of directors were to approve and recommend, and Surface’s stockholders were to approve, a dissolution and liquidation of the company, Surface would be required under Delaware corporate law to pay Surface’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Surface’s commitments and contingent liabilities may include obligations under Surface’s employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against Surface, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of Surface’s assets would need to be reserved pending the resolution of such obligations.
In addition, Surface may be subject to litigation or other claims related to a dissolution and liquidation of Surface. If a dissolution and liquidation were to be pursued, the Surface board of directors, in consultation with Surface’s advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Surface common stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of the company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to Surface’s stockholders.
Surface’s management has expressed substantial doubt about its ability to continue as a going concern.
Surface’s management has expressed substantial doubt about its ability to continue as a going concern, and Surface’s auditors’ report to its December 31, 2022 financial statements includes an explanatory paragraph that expressed substantial doubt about Surface’s ability to continue as a going concern. Surface’s current cash level raises substantial doubt about its ability to continue as a going concern. Additionally, Surface’s management has independently determined that there is substantial doubt about Surface’s ability to continue as a going concern because its cash flows generated from operations may not be sufficient to meet its current operating costs. In addition, Surface’s future financial statements may include similar qualifications about its ability to continue as a going concern. Surface’s financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. If Surface is unable to meet its current operating costs, Surface would need to seek additional financing or modify or cease its operational plans. If Surface seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to Surface on commercially reasonable terms or at all.

Surface is substantially dependent on Surface’s remaining employees to facilitate the consummation of the Mergers.
Surface’s ability to consummate a strategic transaction depends upon its ability to retain its employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In June 2023, Surface undertook an organizational restructuring that significantly reduced its workforce in order to conserve its capital resources. As of July 1, 2023, Surface had only 35 full-time employees. Surface’s ability to successfully complete the Mergers depends in large part on Surface’s ability to retain certain remaining personnel. Despite Surface’s efforts to retain these employees, one or more may terminate their employment with Surface on short notice. Surface’s cash conservation activities may yield other unintended consequences, such as attrition beyond its planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm Surface’s ability to consummate the Mergers and to run Surface’s day-to-day business operations, as well as to fulfill Surface’s reporting obligations as a public company.
In July 2023, we filed an 8-K supplementing the risk factors previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022 to add the following new risk factor:
Our management and auditors have expressed substantial doubt about our ability to continue as a going concern.
Our auditors’ report to our December 31, 2022 financial statements includes an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern without immediate short-term financing or the consummation of the transactions contemplated by the Merger Agreement. Additionally, our management has independently determined that there is substantial doubt about the Company’s ability to continue as a going concern because our cash flows generated from operations may not be sufficient to meet our current operating costs. In addition, our future financial statements may include similar qualifications about our ability to continue as a going concern. The Company’s financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. If the Company is unable to meet its current operating costs, the Company would need to seek additional financing or modify or cease its operational plans. If the Company seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to the Company on commercially reasonable terms or at all.
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
2.1 †
Agreement and Plan of Merger, dated June 15, 2023, among Coherus BioSciences, Inc., Crimson Merger Sub I. Inc., Crimson Merger Sub II, LLC and Surface Oncology, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 16, 2023 (File No. 001-38459) and incorporated herein by reference).

10.1	Lease Termination Agreement, dated as of June 15, 2023, by and between BMR-Hampshire LLC and Surface Oncology, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S K. The undersigned registrant hereby undertakes to provide a copy of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.
*	The certification furnished in Exhibit 32.1 and Exhibit 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surface Oncology, Inc.
Date: August 2, 2023	By:	/s/ Robert W. Ross, M.D.
Robert W. Ross, M.D.
Chief Executive Officer (Principal Executive Officer)
Date: August 2, 2023	By:	/s/ Jessica Fees
Jessica Fees
Chief Financial Officer
(Principal Financial and Accounting Officer)